Form 10-Q
period 2003-06-30
OLD EVANGELINE DOWNS LLC
filed 2003-09-17
CIK 1235660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________________ to _______________

                       Commission File Number: 333-105587

   THE OLD EVANGELINE DOWNS, LLC          THE OLD EVANGELINE DOWNS CAPITAL CORP.
     (Exact name of registrant                   (Exact name of registrant
    as specified in its charter)               as specified in its charter)

             LOUISIANA                                    DELAWARE
  (State or other jurisdiction of             (State or other jurisdiction of
   incorporation or organization)             incorporation or organization)

             72-1280511                                  25-1902805
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)




                                 P.O. BOX 90270
                         LAFAYETTE, LOUISIANA 70509-0270
                                 (337) 896-7223
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

--------------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.        Yes []  No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

         All of the common equity interests of The Old Evangeline Downs, LLC are held by OED Acquisition, LLC. The Old Evangeline Downs Capital Corp. ("OED Capital") is a wholly-owned subsidiary of The Old Evangeline Downs, LLC.

                          THE OLD EVANGELINE DOWNS, LLC
                               INDEX TO FORM 10-Q


Part I - Financial Information

     Item 1 - Financial Statements

     The Old Evangeline Downs, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2003 and
              December 31, 2002...................................................................................3
         Condensed Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 2003 (Successor) and June 30, 2002 (Predecessor)...........................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
              Ended June 30, 2003 (Successor) and June 30, 2002 (Predecessor).....................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................................16

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................22

     Item 4 - Controls and Procedures............................................................................22


Part II - Other Information

     Item 1 - Legal Proceedings..................................................................................23
     Item 2 - Changes in Securities and Use of Proceeds..........................................................23
     Item 3 - Defaults Upon Senior Securities....................................................................23
     Item 4 - Submission of Matters to a Vote of Security Holders................................................23
     Item 5 - Other Information..................................................................................23
     Item 6 - Exhibits and Reports on Form 8-K...................................................................23

Signatures.......................................................................................................24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          THE OLD EVANGELINE DOWNS, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                JUNE 30,               DECEMBER 31,
                                                                                  2003                     2002
                                                                               ----------              ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  2,385,078             $    962,652
   Restricted cash - purse settlements                                             300,537                  840,366
   Restricted investments                                                       23,922,971
   Accounts receivable                                                           2,328,367                  176,120
   Interest receivable                                                             157,239
   Inventory                                                                        44,790                   29,736
   Prepaid expenses                                                                 62,634                   48,885
                                                                              ------------             ------------
            Total current assets                                                29,201,616                2,057,759
                                                                              ------------             ------------

RESTRICTED CASH - RACINO PROJECT                                                53,922,489
                                                                              ------------
PROPERTY AND EQUIPMENT, NET                                                      1,587,751                1,340,383
                                                                              ------------             ------------
PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH                                     24,176,485                7,455,885
                                                                              ------------             ------------
OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $481,469 and $306,028, respectively                                     10,277,051                  484,851
   Intangible assets                                                            32,249,769               31,329,834
   Deposits                                                                         76,735                   73,131
                                                                              ------------             ------------
            Total other assets                                                  42,603,555               31,887,816
                                                                              ------------             ------------
TOTAL                                                                         $151,491,896             $ 42,741,843
                                                                              ============             ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  3,029,835             $  1,237,603
   Construction payable - St. Landry Parish                                      6,498,119                2,376,494
   Purse settlement payable                                                        911,667                  846,778
   Accrued payroll and payroll taxes                                               225,759                  131,170

   Accrued interest                                                              5,516,666                  327,953
   Other accrued expenses                                                          716,918                  187,253
   Accounts payable to PGC and OEDA                                              3,740,204                3,038,992
   Notes payable                                                                                          4,500,000
   Term loan payable                                                                                      8,300,000
   Note payable to parent                                                                                 7,325,000
                                                                              ------------             ------------
            Total current liabilities                                           20,639,168               28,271,243
                                                                              ------------             ------------

LONG-TERM LIABILITIES:
   13% Senior secured notes, net of discount                                   120,808,479
   Line of credit                                                                2,284,301
   Litigation settlement                                                           800,000
                                                                              ------------             ------------
            Total long-term liabilities                                        123,892,780
                                                                              ------------             ------------
            Total liabilities                                                  144,531,948               28,271,243

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY                                                                  6,959,948               14,470,600
                                                                              ------------             ------------

TOTAL                                                                         $151,491,896             $ 42,741,843
                                                                              ============             ============

See notes to condensed consolidated financial statements (unaudited).


                          THE OLD EVANGELINE DOWNS, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    SUCCESSOR         PREDECESSOR       SUCCESSOR          PREDECESSOR
                                                   THREE MONTHS       THREE MONTHS      SIX MONTHS         SIX MONTHS
                                                      ENDED              ENDED            ENDED               ENDED
                                                     JUNE 30,           JUNE 30,         JUNE 30,            JUNE 30,
                                                       2003               2002             2003                2002
                                                 --------------     --------------    -------------      --------------

REVENUES:
   Meet                                          $  1,787,052      $   1,735,979      $   2,188,842      $   2,076,574
   Off-track betting                                1,941,944          1,915,711          4,155,675          4,129,161
   Food and beverage                                  497,813            462,644            659,803            608,402
                                                 -------------     --------------     --------------     --------------
                  Total net revenues                4,226,809          4,114,334          7,004,320          6,814,137
                                                 -------------     --------------     --------------     --------------

EXPENSES:
   Meet                                             1,593,274          1,473,629          2,136,080          1,889,448
   Off-track betting                                1,350,805          1,272,449          2,708,177          2,627,662
   Food and beverage                                  435,953            421,221            597,205            601,323
   Selling, general and administrative                453,185            328,387            799,625            565,282
   Pre-opening expense                                190,638                               204,921
   Depreciation and amortization                       78,784             36,141            145,895            100,433
   Management fee                                     120,000                               240,000
   Litigation settlement                                                                  1,600,000
                                                 -------------     --------------     --------------     --------------
                  Total expenses                    4,222,639          3,531,827          8,431,903          5,784,148
                                                 -------------     --------------     --------------     --------------

INCOME (LOSS) FROM OPERATIONS                           4,170            582,507         (1,427,583)         1,029,989
                                                 -------------     --------------     --------------     --------------
OTHER INCOME (EXPENSE):
   Interest income                                     200,794             3,998            274,523              8,073

   Interest expense (including amortization and
     write-off of deferred financing costs and
     bond discount of $417,099 and $0 for the
     three months ended June 30, 2003 and
     2002, respectively, and $1,002,758 and
     $0 for the six months ended June 30,
     2003 and 2002, respectively)                   (4,062,920)          (263,379)        (6,357,592)         (533,250)
                                                 --------------     --------------     --------------    --------------
                  Total other expense               (3,862,126)          (259,381)        (6,083,069)         (525,177)
                                                 --------------     --------------     --------------    --------------


NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST    $  (3,857,956)     $      323,126     $  (7,510,652)    $     504,812
                                                 ==============     ==============     ==============    ==============


See notes to condensed consolidated financial statements (unaudited).


                          THE OLD EVANGELINE DOWNS, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 SUCCESSOR             PREDECESSOR
                                                                                 SIX MONTHS             SIX MONTHS
                                                                                    ENDED                 ENDED
                                                                                  JUNE 30,               JUNE 30,
                                                                                    2003                   2002
                                                                                -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                           $ (7,510,652)         $    504,812

    Adjustments to reconcile net income to net cash flows
      from operating activities:
       Depreciation and amortization                                                 145,895               100,433
       Amortization and write-off of deferred financing costs and discount
         on notes                                                                  1,002,758
    Changes in operating assets and liabilities:
       Restricted cash - purse settlement                                            539,829               559,245
       Receivables                                                                (2,309,486)           (1,083,078)
       Inventory                                                                     (15,054)               (8,990)
       Prepaid expenses and other assets                                             (17,353)             (191,796)
       Accounts payable                                                            1,912,022               993,092
       Accrued expenses                                                            5,059,488               211,112
       Litigation settlement                                                       1,200,000
       Accounts payable to PGC and OEDA                                              701,210               719,488
                                                                                -------------         -------------
          Net cash flows from operating activities                                   708,657             1,804,318


CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisition and licensing costs                                   (1,763,486)             (768,551)
       Racino project development costs                                          (12,160,548)             (233,873)
       Restricted cash - racino project                                          (53,922,489)
       Purchase of restricted investments                                        (23,922,971)
       Purchase of property and equipment                                           (472,842)              (52,618)
                                                                                -------------         -------------
          Net cash flows from investing activities                               (92,242,336)           (1,055,042)


CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                   (9,939,196)
       Proceeds from senior credit facility                                        2,284,301
       Proceeds from senior secured notes                                        120,736,000
       Principal payments on notes payable                                        (4,500,000)
       Principal payments on senior credit facility                               (8,300,000)
       Principal payments on note payable to parent                               (7,325,000)
       Principal payments on long-term debt to related party                                               (90,987)
                                                                                -------------         -------------
          Net cash flows from financing activities                                92,956,105               (90,987)
                                                                                -------------         -------------

NET INCREASE IN CASH                                                               1,422,426               658,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     962,652               994,830
                                                                                -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,385,078          $  1,653,119
                                                                                =============         =============

See notes to condensed consolidated financial statements (unaudited).

                          THE OLD EVANGELINE DOWNS, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION, BUSINESS PURPOSE, AND BASIS OF PRESENTATION

Through a series of transactions consummated in 2002, OED Acquisition, LLC ("OEDA"), a wholly-owned subsidiary of Peninsula Gaming Company, LLC ("PGC") acquired all of the outstanding membership interests of The Old Evangeline Downs, L.C., later renamed The Old Evangeline Downs, LLC (hereinafter, together with its consolidated subsidiaries, "OED" or the "Company").

The Company currently owns and operates the Evangeline Downs Racetrack, part of a 94,200 ft2 pari-mutuel wagering complex located near Lafayette, Louisiana, which offers pari-mutuel wagering live and simulcast on thoroughbred and quarter horse races. The pari-mutuel segment consists of pari-mutuel wagering on live thoroughbred and quarter horse races, seven days a week from the middle of April through Labor Day in September. The Company also operates an off-track betting parlor (an "OTB") in New Iberia, Louisiana that offers simulcast pari-mutuel wagering and an OTB in Port Allen, Louisiana that offers video poker gaming and simulcast pari-mutuel wagering. The two OTBs offer pari-mutuel wagering on simulcast races seven days per week.

PGC and OEDA, as operators under an existing management services agreement with the Company, manage the Company's existing racetrack and supervise the design, development and construction of the Company's new casino and contiguous racetrack facility (the "racino") offering pari-mutuel wagering and slot machines in St. Landry Parish, Louisiana (the "racino project"). Under the terms of the management services agreement, PGC and OEDA will also manage and operate the racino.

All  intercompany   balances  and  transactions  have  been  eliminated  in  the consolidated financial statements contained herein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's registration statement filed on Form S-4 on August 12, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

RACINO DEVELOPMENT

In order to provide funding for the racino project and to repay certain existing indebtedness, on February 25, 2003, the Company completed a private placement of $123.2 million of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "Private OED Notes"). On August 12, 2003 the Company commenced an offer to exchange the Private OED Notes for registered notes otherwise identical in all respects to the Private OED Notes (the "Registered OED Notes", and together with the Private OED Notes, the "OED Notes") pursuant to a registration statement filed by the Company with the Securities and Exchange Commission, which registration statement was declared effective on August 12, 2003. The exchange of the Private OED Notes for the Registered OED Notes was completed on September 10, 2003.

The Company has purchased all of the land necessary to develop the racino project, and the total cost to design, develop, construct, equip and open the racino (net of costs incurred prior to the issue date of the OED Notes) is expected to be approximately $91.0 million (which includes costs of approximately $2.5 million to widen evacuation routes within the designated gaming space of the casino as permitted by recent statutory authority). The construction and development of the racino project is expected to be completed in two phases. During the first phase, the Company will construct the casino and related casino amenities, which it expects to open in March 2004, at a total cost of $71.1 million (net of costs incurred prior to the issue date of the Private OED Notes). During the second phase, the Company will construct the horse racetrack and related facilities for a total cost of $19.9 million. The Company has already commenced the first phase of the project and plans to commence construction of a portion of the related facilities comprising the second phase of the project prior to completion of the first phase. The Company expects to continue to operate its existing horse racetrack until live racing meets are scheduled at the racino, at which time the Company will cease operations at its existing horse racetrack. The Company expects to be prepared to begin scheduling live racing meets in December 2004.

The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under the Company's $15.0 million senior secured credit facility, (iii) expected furniture, fixtures and equipment financing of up to approximately $16.0 million which the Company anticipates obtaining prior to commencement of the Company's casino operations, and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 5 for further information about the OED Notes and the Company's senior credit facility.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED INVESTMENTS. As of June 30, 2003, the Company had $23,922,971 invested in government securities with original maturities of greater than 90 days from the date of initial investment. The amounts invested in such securities are partial proceeds from the sale of the OED Notes. Proceeds from the sale of these investments at maturity will be used to help pay the first three payments of fixed interest on the OED Notes in accordance with the terms of a cash collateral and disbursement agreement, dated February 25, 2003, currently in effect among OED, US Bank (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement").

RESTRICTED CASH - RACINO PROJECT. "Restricted cash - racino project" represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the terms of the Cash Collateral and Disbursement Agreement. As of June 30, 2003, the Company had $48,632,292 in cash equivalents deposited in a construction disbursement account, $281,218 in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes and $5,008,979 in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino. The funds deposited in these accounts are invested in securities that are readily convertible to cash.

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH. Included in Property and Equipment at St. Landry Parish as of June 30, 2003 and December 31, 2002 are land and land acquisition costs associated with the racino project of approximately $6.9 and $5.4 million, respectively, and architecture fees and construction costs associated with the design and development of the racino of approximately $17.3 million and $2.1 million, respectively.

CAPITALIZED INTEREST. The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized as of June 30, 2003 and December 31, 2002 was $0.6 million and $0.1 million, respectively.

BUSINESS ACQUISITION AND LICENSING COSTS. As of June 30, 2003, the Company had recorded approximately $3.8 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):


                Slot Machine and Electronic Video
                  Game Licenses                             $24.6

                Tradename                                    $2.5

                Horse Racing Licenses                        $1.3
                                                            -----
                Total                                       $28.4


For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at such valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and the Company's historical results of operations. A value was also derived for the tradename using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of the Company's racing or gaming licenses due to regulatory matters, changes to the Company's tradename or the way the Company's tradename is used in connection with its business and regulatory changes that could adversely affect the Company's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

CONSTRUCTION PAYABLE - ST. LANDRY PARISH. At June 30, 2003 and December 31, 2002, the Company had $6.5 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

REVENUE RECOGNITION. Included in "Off-track betting" revenue are revenues from video poker devices at the Company's Port Allen OTB. The Company is subject to an ongoing requirement to pay a certain percentage of its net device revenues to supplement purses for horsemen, such as the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA"). Prior to April 2003, this amount was calculated as (a) 50% of an amount equal to net device revenue minus franchise fees, less (b) a credit of $116 per machine per month. However, in a decision rendered on April 9, 2003, the Louisiana Supreme Court ruled that only the $116 credit per machine per month could be deducted from the net device revenues in determining the amount owed to the LHBPA.

In an effort to reduce the impact of the Louisiana Supreme Court ruling, the Louisiana Legislature passed legislation during the 2003 Regular Session that effectively reduces the amounts that licensed establishments such as the Company must pay to supplement purses for horsemen, such as the LHBPA. Pursuant to such legislation, which went into effect on August 15, 2003, such payments shall be in an amount equal to 20% of net device revenue without any deductions or credits.

See Note 5 for a discussion of a recent settlement of video poker purse liabilities prior to the Louisiana Supreme Court ruling.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company's financial position or net income.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. Statement No. 150 did not impact the Company's financial position or net income.

CONSOLIDATIONS. The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary, The Old Evangeline Downs Capital Corp. All intercompany transactions have been eliminated.

RECLASSIFICATIONS. Certain 2002 amounts have been reclassified to conform with 2003 presentation.


3.   PROPERTY AND EQUIPMENT

The carrying value for property and equipment is as follows:

                                                     JUNE 30,      DECEMBER 31,
                                                       2003            2002
                                                   -----------    -------------

Land.............................................       310,000        310,000
Building and leasehold improvements..............     1,714,905      1,822,508
Furniture, fixtures, equipment and vehicles......  $  1,670,799   $  1,169,935
                                                   -------------  -------------
                                                      3,695,704      3,302,443
Less: Accumulated depreciation...................    (2,107,953)    (1,962,060)
                                                   -------------  -------------
                                                   $  1,587,751   $  1,340,383
                                                   =============  =============


Depreciation expense charged to operations for the three months ended June 30, 2003 and 2002 was $78,784 and $36,141, respectively, and for the six months ended June 30, 2003 and 2002 was $145,895 and $100,433, respectively.

4.   DEBT

The Company's debt consists of the following:

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                      2003                 2002
                                                                                 -------------         ------------

  13% Senior Secured Notes due March 1, 2010 with Contingent Interest, net of discount of $2,391,521, secured by certain assets of the
     Company. .................................................................. $120,808,479

  Loans under Loan and Security Agreement with Wells Fargo Foothill, Inc.
     (formerly known as Foothill Capital Corporation), interest rate at
     Prime + 2.50% (current rate of 6.5%), secured by certain assets of the
     Company. ..................................................................    2,284,301

  Term loan with Wells Fargo Foothill, Inc. (formerly known as Foothill
     Capital Corporation), interest at Prime + 3.75%, however, at no time shall the interest rate be lower than 7.5%, maturing the earlier of (a)
     June 30, 2003 or (b) the date on which OED consummates its financing of the Racino Project.  This facility was repaid and terminated in February
     2003 with proceeds of the offering of the OED Notes........................                       $ 8,300,000

  Note payable to OEDA, interest rate of 7% until January 31, 2003, thereafter 8% until February 28, 2003, thereafter 9% until March 31,
     2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the Racino Project, maturing on
     June 30, 2003.  Obligations under this note were repaid in February
     2003 with proceeds of the offering of the OED Notes........................                         7,325,000

  Note payable to WET2, issued by the Company and PGP, interest rate of
     7% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the Racino Project, maturing on June 30, 2003. Obligations under this note were repaid in
     February 2003 with proceeds of the offering of the OED Notes...............                         4,500,000
                                                                                 -----------           -----------

  Total debt.................................................................... 123,092,780            20,125,000

  Less current portion..........................................................          (0)          (20,125,000)
                                                                                ------------          ------------

  Total long term debt..........................................................$123,092,780          $          0
                                                                                ============          ============

On February 25, 2003, the Company completed the private placement of the Private OED Notes and completed the exchange offer of the Private OED Notes for the Registered OED Notes on September 10, 2003. The OED Notes bear interest at a rate of 13% per year plus contingent interest which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Upon commencement of casino operations at the racino site, contingent interest, if any, on the OED Notes will begin to accrue and shall be payable semi-annually in an amount equal to 5% of the Company's consolidated EBITDA for the preceding two fiscal quarters, provided that for the purposes of calculating contingent interest, consolidated EBITDA shall not exceed $50.0 million, which limitation is subject to reduction in proportion to any reduction in the principal amount of OED Notes outstanding. As the contingent interest is based on results of future operations, amounts due will be charged to interest expense in the corresponding financial reporting period with a corresponding credit to a current liability. The Company is permitted to defer the payment of accrued contingent interest if our pro forma interest coverage ratio for the applicable reference period, including contingent interest, does not exceed 1.5 to 1.0.

At the end of each six-month period after the casino portion of the racino begins operations, the Company is required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of the Company's excess cash flow for such period (if any) and (ii) the then-available balance in an excess cash flow account, which account at any time shall not exceed $10 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that the Company make an offer to purchase OED Notes with the funds in the excess cash flow account subject to certain limitations, including that the Company shall not be required to make more than one offer at any one time. All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of the Company's current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the OED Notes which have been deposited into the construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. At June 30, 2003, the Company was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of OED Notes will have the right to require the Company to purchase all or a portion of such holder's OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On June 24, 2003, the Company entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as lender (the "Senior Credit Facility"). The Company's obligations under the Senior Credit Facility are secured by a lien on substantially all of its and its subsidiaries' current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the Senior Credit Facility is senior to the lien on such collateral securing the OED Notes and the guarantees.

The Senior Credit Facility is a revolving credit facility that permits the Company to request advances and letters of credit to finance working capital and other general corporate needs. Under the Senior Credit Facility, the Company has the ability to borrow up to $3.0 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to the Company will be the lesser of $15.0 million and a specified borrowing base (the "Borrowing Base"). For the purposes of the Senior Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by the Company in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to the Company will be the greater of
(i) the aggregate principal amount of all advances outstanding as of the Second Anniversary and (ii) the lesser of $10.0 million and the Borrowing Base.

All revolving loans incurred under the Senior Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Senior Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. The Company's borrowings under the Senior Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the Senior Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the Senior Credit Facility, the Company is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The Senior Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At June 30, 2003 the Company was in compliance with all such covenants.

In connection with the Company entering into the Senior Credit Facility and concurrently with the closing of such credit facility, the trustee under the indenture for the OED Notes (as secured party) has entered into an intercreditor agreement with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as the lender under such credit facility. The intercreditor agreement provides, among other things, that the lien securing the indebtedness under the Senior Credit Facility is senior to the lien securing the indebtedness under the OED Notes and the guarantees (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts will only be security for the OED Notes and the guarantees).

5.   LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA") filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. As of the date of the issuance of the December 31, 2002 financial statements, the potential liability of the Company related to an adverse outcome was inherently uncertain. As such, no expense or related accrual was recorded in the financial statements as of December 31, 2002.

In February 2003, the Company entered into a settlement agreement with the LHBPA for $1.6 million in connection with the lawsuit. The terms of the settlement agreement require the Company to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments, adjusted for inflation, due in March 2004 through 2006. As part of the settlement, a portion of these payments will be used to supplement future purses for live horse races at the Company's facility.

During the first quarter of 2003, the Company recorded an expense and related accrual of $1.6 million. Of the total $1.6 million accrual, $0.4 million was paid to the LHBPA in March 2003 and $0.4 million has been included in "Other accrued expenses" in the "Current Liabilities" section with the remaining $0.8 million recorded under "Litigation settlement" in the "Long-term liabilities" section of the Condensed Consolidated Balance Sheet as of June 30, 2003.


6.   RELATED PARTIES

At June 30, 2003 and December 31, 2002, the Company had accrued interest recorded of $330,209 payable to OEDA related primarily to OEDA's purchase of a 50% interest in the Company's long-term notes payable on February 15, 2002. Interest was accrued from the date of purchase of the notes until August 30, 2002, at which time the interest in the notes was converted to members' equity of the Company.

At June 30, 2003 and December 31, 2002, the Company had an intercompany accounts payable to PGC of $2,945,351 and $2,484,139, respectively, related to racino project development costs and business acquisition and licensing costs advanced by PGC to OEDA and paid by OEDA on behalf of the Company.

At June 30, 2003 and December 31, 2002, the Company had management services fees payable to PGC and OEDA totaling $464,644 and $224,644, respectively.


7.   COMMITMENTS AND CONTINGENCIES

In February 2003, the Company entered into two separate purchase agreements to purchase approximately 106 acres of land, which transactions are subject to the satisfaction of certain closing conditions on or prior to December 31, 2003. The Company paid deposits aggregating $50,000 in connection with these transactions which are creditable against the purchase price. The Company anticipates funding the unpaid portions of the aggregate purchase price in these transactions from a combination of funds available in the construction disbursement account and cash from operations.

Since the Company presently does not have a license to operate video gaming devices at its Port Allen OTB facility, in March 2003, the Company entered into a participation agreement (the "Participation Agreement") with an unrelated third party to operate video gaming devices. Under the terms of this agreement, such third party is allowed to operate 100 video gaming devices at the Port Allen OTB facility until May 27, 2004, which agreement may be extended by the parties for an additional one year term. Under such agreement, such third party is entitled to receive a percentage of the "net location profit" generated by such video gaming devices. The Company has the right to terminate this agreement upon providing fourteen days prior written notice.

The Participation Agreement also requires that the Company, immediately upon its receipt of a valid video gaming operators license from the Louisiana Gaming Control Board, assume all of the operator's payment obligations with respect to the purchase of the 100 video gaming devices installed at the Port Allen OTB facility. The assumption of such purchase obligation would require the Company to reimburse the operator with respect to payments made under such purchase agreement, including a $64,364 down payment, and to assume any unpaid installments out of the twenty four equal monthly installments of $31,250 required to be paid commencing August 1, 2003.

Neither the Company nor any of its subsidiaries are a party to, and none of its property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. The Company does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.


8.   SUBSEQUENT EVENT

In an effort to reduce the impact of the Louisiana Supreme Court ruling on the sharing of video poker revenues with the LHBPA (see Note 5), the Louisiana Legislature passed legislation during the 2003 regular session that effectively reduces the amounts that are required to be paid to supplement purses for horsemen. Pursuant to such legislation, which went into effect on August 15, 2003, such payments shall be in an amount equal to 20% of net device revenue, without any deductions or credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our registration statement filed on Form S-4 on August 12, 2003 and the related prospectus, dated August 12, 2003. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. In addition, we were required to make certain estimates in determining values assigned to intangible assets in connection with the application of purchase accounting principles to the acquisition by OEDA of OED.

         In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN
45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company's financial position or net income.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. Statement No. 150 did not impact the Company's financial position or net income.


RESULTS OF OPERATIONS

         The results of operations discussed below consist of the consolidated results of operations for the period January 1 to June 30, 2002 for the predecessor company and our consolidated results of operations for the period January 1 to June 30, 2003 for the successor company. As a result of the substantially different capital structure of the successor company to that of the predecessor company, and of the application of purchase accounting in connection with the acquisition of OED by OEDA, results of operations for the successor company may not be comparable to the results of operations of the predecessor company.


STATEMENT OF OPERATIONS DATA

                                                    SUCCESSOR           PREDECESSOR           SUCCESSOR          PREDECESSOR
                                                   THREE MONTHS         THREE MONTHS          SIX MONTHS         SIX MONTHS
                                                      ENDED                ENDED                ENDED               ENDED
                                                     JUNE 30,             JUNE 30,             JUNE 30,            JUNE 30,
                                                       2003                 2002                 2003               2002
                                                ------------------    ----------------     ---------------    ----------------

REVENUES:
   Meet                                                 1,787,052           1,735,979           2,188,842           2,076,574
   Off-track betting                                    1,941,944           1,915,711           4,155,675           4,129,161
   Food and beverage                                      497,813             462,644             659,803             608,402
                                                ------------------    ---------------      ---------------    ----------------
                  Total net revenues                    4,226,809           4,114,334           7,004,320           6,814,137
                                                ------------------    ---------------      ---------------    ----------------

EXPENSES:
   Meet                                                 1,593,274           1,473,629           2,136,080           1,889,448
   Off-track betting                                    1,350,805           1,272,449           2,708,177           2,627,662
   Food and beverage                                      435,953             421,221             597,205             601,323
   Selling, general and administrative                    453,185             328,387             799,625             565,282
   Pre-opening expense                                    190,638                                 204,921
   Depreciation and amortization                           78,784              36,141             145,895             100,433
   Management fee                                         120,000                                 240,000
   Litigation settlement                                                                        1,600,000
                                                ------------------    ---------------      ---------------    ----------------
                  Total expenses                        4,222,639           3,531,827           8,431,903           5,784,148
                                                ------------------    ---------------      ---------------    ----------------
INCOME FROM OPERATIONS                                      4,170             582,507          (1,427,583)          1,029,989
                                                ==================    ================     ===============    ================

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002


         REVENUES

         Meet revenues increased slightly to $1.8 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002, which is consistent with a 3.2% increase in live meet handle. This increase in handle is primarily attributed to five more live racing days during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Meet revenues accounted for 42.3% and 42.2% of the total revenues for the three months ended June 30, 2003 and 2002, respectively.

         Off-track betting revenues remained substantially unchanged at $1.9 million for the three months ended June 30, 2003 and 2002 and accounted for 45.9% and 46.6% of the total revenues for the three months ended June 30, 2003 and 2002, respectively.

         Food and beverage revenue remained substantially unchanged at $0.5 million for the three months ended June 30, 2003 and 2002 and accounted for 11.8% and 11.2% of the total revenues for the three months ended June 30, 2003 and 2002, respectively.

         OPERATING EXPENSES

         Meet expense increased 8.1% to $1.6 million for the three months ended June 30, 2003 from $1.5 million for the three months ended June 30, 2002. This increase is primarily attributed to increases in (i) insurance expense of $63,000 and (ii) an increase in utilities of $43,000 due to an increase in utility rates.

         Off-track betting expense increased 6.2% to $1.4 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. This increase is primarily attributed to start-up, operating and advertising expenses related to the installation of 100 video poker machines at the Port Allen OTB.

         Food and beverage expense remained substantially unchanged at $0.4 million for the three months ended June 30, 2003 and 2002.

         Selling, general and administrative expense increased 38.0% to $0.5 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. This increase is primarily due to (i) an increase in professional fees of approximately $71,000, (ii) an increase in political contributions of $46,000 and (iii) an increase in management payroll of approximately $25,000.

         Pre-opening expenses of $0.2 million for the three months ended June 30, 2003 relate to payroll and other expenses incurred by us directly related to start-up activities surrounding the racino project.

         Depreciation and amortization expense increased slightly due to an increase in depreciable assets at June 30, 2003 compared to June 30, 2002.

         Management fees of $0.1 million accrued but not paid during the three months ended June 30, 2003 relate to a management services agreement we entered into with the PGC and OEDA.

         OTHER INCOME

         Interest income increased to $0.2 million for the three months ended June 30, 2003 from $0.0 million during the three months ended June 30, 2002 due primarily to interest earned on the net cash proceeds from the offering of the OED Notes which were invested in interest bearing government securities.

         Interest expense increased to $4.1 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. This change is primarily due to the change in our debt structure. During the three months ended June 30, 2003, we had outstanding debt of $123.2 million bearing interest at 13% compared to approximately $10.9 million bearing interest at approximately 10% during the three months ended June 30, 2002.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUES

         Meet revenues increased slightly to $2.2 million for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002. This increase is primarily attributed to (i) five more live racing days during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 and (ii) commissions received from a horse sale we held during the first quarter of 2003 (we did not host a corresponding horse sale during the six months ended June 30, 2002). Meet revenues accounted for 31.2% and 30.5% of the total revenues for the six months ended June 30, 2003 and 2002, respectively.

         Off-track betting revenues remained substantially unchanged at approximately $4.1 million for the six months ended June 30, 2003 and 2002 and accounted for 59.4% and 60.6% of the total revenues for the six months ended June 30, 2003 and 2002, respectively.

         Food and beverage revenue increased slightly to $0.7 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002 due primarily to the addition of a new, more experienced food and beverage director and the fact that the track clubhouse was open for five additional live racing days. Concession revenues accounted for 9.4% and 8.9% of the total revenues for the six months ended June 30, 2003 and 2002, respectively.

         OPERATING EXPENSES

         Meet expense increased 13.1% to $2.1 million for the six months ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002. This increase is primarily attributed to increases in (i) insurance expense of $76,000 and (ii) an increase in payroll expenses of approximately $74,000 partially due to an increase in the number of employees to improve the services provided to the horsemen for horse training, and (iii) an increase in utilities of approximately $65,000 due to an increase in utility rates.

         Off-track betting expense increased slightly to $2.7 million for the six months ended June 30, 2003 from $2.6 million for the six months ended June 30, 2002. This increase is primarily attributed to start-up, operating and advertising expenses related to the installation of 100 video poker machines at the Port Allen OTB.

         Food and beverage expense remained substantially unchanged at $0.6 million for the six months ended June 30, 2003 and 2002.

         Selling, general and administrative expense increased 41.5% to $0.8 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002. This increase is primarily due to (i) an increase in professional fees of approximately $125,000, primarily legal expenses related to the LHBPA video poker settlement, (ii) an increase in political contributions of $46,000 and (iii) an increase in management payroll of approximately $37,000.

         Pre-opening expenses of $0.2 million for the six months ended June 30, 2003 relate to payroll and other expenses incurred by us directly related to start-up activities surrounding the racino project.

         Depreciation and amortization expense remained substantially unchanged at $0.1 million for the six months ended June 30, 2003 and 2002.

         Management fees of $0.2 million accrued but not paid during the six months ended June 30, 2003 relate to a management services agreement we entered into with PGC and OEDA.

         Litigation settlement expense during the six months ended June 30, 2003 of $1.6 million relates to the litigation settlement in February 2003 of a lawsuit brought by the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. with respect to the sharing of video poker revenues. The terms of the settlement agreement require the Company to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments, adjusted for inflation, due in March 2004 through 2006. As part of the settlement, a portion of these payments will be used to supplement future purses for live horse races at our facility.

         OTHER INCOME

         Interest income increased to $0.3 million for the six months ended June 30, 2003 from $0.0 million during the six months ended June 30, 2002 due primarily to interest earned on the net proceeds from the OED Notes which were deposited into interest bearing government securities.

         Interest expense increased to $6.4 million for the six months ended June 30, 2003 from $0.5 million for the six months ended June 30, 2002. This change is primarily due to the change in our debt structure. During the period January 1 through February 25, 2003 and the period February 26 through June 30, 2003, we had outstanding interest bearing debt of approximately $20.0 million and $123.2 million, respectively, compared to approximately $10.9 million during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

         On June 24, 2003, we entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as lender (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility which permits us to request advances and letters of credit to finance working capital and other general corporate needs. All revolving loans incurred under the Senior Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Senior Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. Borrowings under the Senior Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. As of June 30, 2003, we had borrowings in the amount of $2,284,301 outstanding under the Senior Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

         Our cash and cash equivalents balance increased $1.4 million to $2.4 million at June 30, 2003 from $1.0 million at December 31, 2002.

         Cash flows from operating activities of $0.7 million for the six months ended June 30, 2003 consisted of net loss of $7.5 million increased by non-cash charges of $1.1 million, principally amortization and write off of deferred financing costs, and an increase in working capital of $7.1 million. The change in working capital is primarily comprised of (i) an increase in accrued interest of $5.1 million, primarily related to interest on the OED Notes, (ii) an additional $1.2 million accrual related to the outstanding balance of the LHBPA litigation settlement and (iii) an increase in intercompany payables of $0.7 million which relate to racino project development costs and business acquisition and licensing costs advanced by PGC to OEDA and paid by OEDA on behalf of the Company.

         Cash flows used in investing activities for the six months ended June 30, 2003 was $92.2 million consisting of (i) an increase in restricted cash--racino project and restricted investments of $77.8 million related to the investment of proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $12.2 million for the acquisition of land and construction, architecture fees and development associated with the racino project, (iii) approximately $1.7 million in development costs related to our acquisition and our racing and gaming licenses and (iv) cash outflows of approximately $0.5 million used for capital expenditures mainly related to the renovation of our OTB at Port Allen, Louisiana.

         Cash flows from financing activities for the six months ended June 30, 2003 of $93.0 million reflects the net proceeds from the offering of the OED Notes of $120.7 million and the proceeds from borrowings under our Senior Credit Facility of $2.3 million. These proceeds were offset by (i) principal payments to repay outstanding debt totaling $20.1 million and (ii) deferred financing costs paid of $9.9 million associated with the issuance of the OED Notes and the Credit Facility. As of June 30, 2003, the Company has $2.3 million outstanding under the Senior Credit Facility.

         Approximately $24.2 million of the net proceeds from the sale of the notes were deposited into an interest reserve account in order to pay the first three payments of fixed interest on the notes. Therefore, although our current earnings are not sufficient to cover our current fixed charges (which consist of interest on the notes, including capitalized interest), we do not anticipate satisfying interest payment obligations under the notes out of earnings from operations until March 1, 2005, at which time we expect to have commenced operations at the racino.

         Subject to the foregoing, we believe that our cash and cash equivalents on-hand (which includes the remaining net proceeds from the offering of the OED Notes), available borrowings under the Senior Credit Facility, anticipated furniture, fixtures and equipment financing of up to $16.0 million and cash generated from operations will be sufficient to satisfy all of our working capital and current debt service requirements. If we are unable to obtain such furniture, fixtures and equipment financing on commercially reasonable terms or at all or if cash and cash equivalents on-hand (including the remaining net proceeds from the offering of the OED Notes), available borrowings under the Senior Credit Facility and cash generated from operations at are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets (within the restrictions contained in the indenture governing the OED Notes) to satisfy our obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks which are inherent in financial instruments which arise from transactions entered into in the ordinary course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company does not currently utilize derivative financial instruments to hedge market risk and does not hold or issue derivative financial instruments for trading purposes.

         The Company is exposed to interest rate risk due to changes in interest rates with respect to its long-term variable interest rate debt borrowings under its Senior Credit Facility. As of June 30, 2003, the Company had $2.3 million in outstanding borrowings under its Senior Credit Facility. The Company has estimated its market risk exposure using sensitivity analysis and has defined its market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of its market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company borrows the maximum amount allowed under the Senior Credit Facility ($3.0 million as of June 30, 2003), if market rates of interest on its variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the Senior Credit Facility would be less than $0.1 million.

         The Company is also exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowing. The Company's fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to the Company's fixed rate debt borrowings which are subject to interest rate risk (dollars in millions):
                                                                        FAIR
      DESCRIPTION              MATURITY    FIXED INTEREST RATE   COST   VALUE
-----------------------     -------------  -------------------  ------  ------
13% Senior Secured
  Notes with Contingent
  Interest                  March 1, 2010          13%          $123.2  $124.4*

* Represents fair value as of August 6, 2003 based on information provided by an independent investment banking firm.




ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Each of the Company's Chief Executive Officer and Chief Financial Officer, after participating with the Company's management in an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) has concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, and none of the property of the Company is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. The Company does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on its financial condition or results of operations.


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                3.1 Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C., dated as of February 19, 2003 (incorporated by reference to Exhibit 3.1 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01).

                3.2 Amended and Restated Operating Agreement of The Old Evangeline Downs, LLC, dated as of January 30, 2003, between The Old Evangeline Downs, LLC and OED Acquisition, LLC (incorporated by reference to Exhibit
                        3.2 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01)).

                3.3 First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, LLC, dated as of May 22, 2003 (incorporated by reference to Exhibit 3.3 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01).

                3.4 Certificate of Incorporation of The Old Evangeline Downs Capital Corp. (incorporated by reference to Exhibit 3.4 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01).

                3.5 By-laws of The Old Evangeline Downs Capital Corp. (incorporated by reference to Exhibit 3.5 filed in connection the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01)).

                31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

                31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

                  32    Certifications  of M.  Brent  Stevens,  Chief  Executive
                        Officer, and Natalie A. Schramm, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on September 17, 2003.

                                      THE OLD EVANGELINE DOWNS, LLC

                                      By:  /S/ M. BRENT STEVENS
                                           ------------------------------------
                                           M. Brent Stevens
                                           Chief Executive Officer and Manager
                                                (principal executive officer)

                                      By:  /S/ GEORGE T. PAPANIER
                                           -------------------------------------
                                           George T. Papanier
                                           Chief Operating Officer

                                       By: /S/ NATALIE A. SCHRAMM
                                           ------------------------------------
                                           Natalie A. Schramm
                                           Chief Financial Officer
                                                (principal financial officer)


                                      THE OLD EVANGELINE DOWNS CAPITAL CORP.

                                      By:  /S/ M. BRENT STEVENS
                                           ------------------------------------
                                           M. Brent Stevens
                                           Chief Executive Officer and Manager
                                                (principal executive officer)

                                      By:  /S/ NATALIE A. SCHRAMM
                                           -------------------------------------
                                           Natalie A. Schramm
                                           Chief Financial Officer
                                                (principal financial officer)