Form 10-K
period 2003-12-31
OLD EVANGELINE DOWNS LLC; OLD EVANGELINE DOWNS CAPITAL CORP
filed 2004-03-31
CIK 1235660, 1235662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 333-105587

The Old Evangeline Downs, L.L.C.	The Old Evangeline Downs Capital Corp.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Louisiana	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

72-1280511	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

P.O. Box 2449
Opelousas, Louisiana 70570-2449
(866) 472-2466 (563) 583-7005
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

All of the common equity interests of The Old Evangeline Downs, L.L.C. are held by OED Acquisition, LLC.  The Old Evangeline Downs Capital Corp. is a wholly-owned subsidiary of the The Old Evangeline Downs, L.L.C.

i

PART I

ITEM 1.                                                     BUSINESS

Description of the Business

The Company

The Old Evangeline Downs, L.L.C., a Louisiana limited liability company, is wholly owned by OED Acquisition, LLC, a Delaware limited liability company (“OEDA”).  The Old Evangeline Downs Capital Corp. ("OED Corp.") is our wholly owned subsidiary, has no assets or operations and was formed solely to facilitate the offering of our 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”) in certain jurisdictions.  Unless otherwise specified herein, references to “us,” “our,” “we” or the “Company” shall mean The Old Evangeline Downs, L.L.C.

Our address is P.O. Box 2449, Opelousas, Louisiana 70570-2449 and our telephone number is (866) 472-2466.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the SEC are available on the SEC’s website at http://www.sec.gov as soon as reasonably practicable.

Evangeline Downs

We own and operate the Evangeline Downs pari-mutuel horse racetrack and casino, or “racino,” near Lafayette, Louisiana.  Evangeline Downs, located approximately 20 miles north of Lafayette, Louisiana at the intersection of Interstate 49 and U.S. Highway 190, began casino operations in December 2003. Evangeline Downs’ new horse racetrack is expected to begin scheduling live racing meets in the second half of 2004, at which time our existing horse racetrack will cease operations. We believe, because of its close proximity to Lafayette and ease of access from major interstates and highways, Evangeline Downs is the primary source of gaming entertainment for Lafayette, our primary market.

Our new Evangeline Downs racino in Opelousas has a Southern Louisiana Cajun roadhouse theme on the exterior, with a complementary regional Acadian atmosphere in the interior. The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 1,900 cars and 5 buses, and several dining options. Our dining options include a 312-seat Cajun buffet, an 82-seat fine dining Evangeline’s restaurant, a 192-seat Lagniappe food court and a 202-seat Mojo’s sports bar with an additional 98-seat screened patio, in addition to a raised bar and lounge area with 120 seats, known as Zydeco’s, occupying the center of our casino floor. The single floor casino contains 15,000 square feet of defined regulated gaming space, which equates to a casino floor area of approximately 40,000 square feet  We expect to complete construction of a one-mile dirt horse racetrack track with an inner  7/8-mile turf track to replace our existing horse racetrack described below, stables for 920 horses, a grandstand and clubhouse with seating for 1,436 patrons, and apron and patio space for an additional 3,000 patrons in the second half of 2004 for remaining capital expenditures of $17.5 million as of December 31, 2003.

OTBs.  We currently operate two off-track betting parlors (each, an “OTB”), one in Port Allen, Louisiana and one in New Iberia, Louisiana. Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped with a bar to serve alcoholic and non-alcoholic beverages and a kitchen that prepares short order food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi river from Baton Rouge. The two-story Port Allen facility offers off-track betting, 100 video poker machines which began operating in May 2003, a newly renovated bar, a cafe and a VIP lounge. The New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, offers off-track betting and a limited food offering. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our horse racetrack. This effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Existing horse racetrack.  Our existing horse racetrack facility is located approximately five miles north of Lafayette off Interstate 49 and is comprised of a 94,200 square foot pari-mutuel wagering complex, an approximate

2,000-space parking lot,  7/8-mile dirt track and stables for approximately 1,000 horses. The complex features an approximate 750-seat grandstand, an approximate 3,000-person capacity apron and patio, an approximately 850-seat restaurant, four concession stands and four bars. The horse racetrack offers live thoroughbred and quarter horse races a minimum of 80 days a year from mid-April through October. The horse racetrack also offers simulcast pari-mutuel wagering seven days a week year-round.

Market

Lafayette and Surrounding Areas.  Louisiana generated approximately $2.0 billion of casino gaming revenue in 2003, excluding Native American casinos. That revenue grew at a compound annual rate of 8.7% from 1996 to 2001 and 6.0% since 2001. We believe that our centralized location in Louisiana will afford us the opportunity to participate in this large and growing market. There are approximately 300,000 adults living within 35 miles of the racino site, mostly within the Lafayette metropolitan area, our primary market. In addition, there are 1.5 million adults living within 100 miles of the racino site. This area includes secondary markets from which we believe we will attract patrons due to our ease of access from major interstates or highways compared to our competitors in those areas, as well as our offering of pari-mutuel live horse racing. Approximately 39,000 vehicles per day pass through the intersection of Interstate 49 and U.S. Highway 190 where the racino site is located. In addition, the racino site is located adjacent to a recently opened shopping center, which currently includes a Wal-Mart Supercenter. A Lowe’s and a Home Depot are currently under construction nearby. We believe these businesses will give us an opportunity to attract additional patrons.

Operating Strategy

Maintain/Develop Loyal Local Customer Base.  We have implemented employee incentives and training programs designed to provide a high level of personalized service to our customers. Because we believe that Evangeline Downs will become one of the principal entertainment venues for the residents of the Acadian region, which includes Lafayette, Opelousas and their surrounding communities, we intend to utilize strategies for developing a loyal local customer base for Evangeline Downs. Our plans include an outdoor entertainment venue, which will promote headliner and regional acts, and provide for the staging of holiday celebrations, such as 4th of July fireworks, classic car shows, and various festivals.

Maximize Profitability Through Target Marketing.  We have developed marketing and promotional strategies designed to target and reward frequent gaming customers in our players’ club through mailings, gaming incentives, and food and beverage discounts. Our state-of-the-art electronic player tracking system allows us to monitor slot machine activity in real time, as well as the frequency and level of play for our players’ club members, of which there are already over 40,000. This system enables us to focus our marketing efforts on our most valued customers, regularly adjust our overall game mix to appeal to our target market, and increase revenues from our existing customer base.

Focus on Slot Machine Play.  All of our casino gaming revenues are generated from slot machines. Slot machines are typically both the highest margin and most predictable component of the gaming industry. Slot machines do not have the staffing requirements of table games nor do they have the variation in hold percentages attributable to “luck” which characterize the table game side of the casino business and, accordingly, we believe affords us a more stable and predictable revenue stream, than those facilities primarily characterized by table game operations.

Competition

The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette and several miles off the highway. Beyond that, patrons in Lafayette need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge and approximately 70 miles to reach riverboat casinos in Lake Charles and Native American casinos in Marksville and Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the State. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facility.

The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away. In addition, current Louisiana law permits only 15 riverboat gaming licenses to be awarded. The fifteenth and last license was recently awarded to operate a riverboat casino to be constructed in Lake Charles. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the State is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette.

Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville and Kinder which are approximately 50 miles from the racino site. The fourth tribe, which does not have a compact with the State of Louisiana as of the date of this filing, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

Employees

We maintain a staff of approximately 820 to 880 full-time equivalent employees depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Louisiana, and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past.  Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

The Horse Racing Act and The Pari-Mutuel Act

The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to encourage the development of the business of horse racing with pari-mutuel wagering on a high plane; to encourage the development of the breeding and ownership of race horses; to regulate the business of horse racing by licensed horse racing tracks in the state and to provide the orderly conduct of racing; to provide financial assistance to encourage the business of racing horses; and to provide a program for the regulation, ownership, possession, licensing, keeping and inoculation of horses.

The Pari-Mutuel Act became effective on July 9, 1997, and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses.

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. We are presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live racing venue. First, a parish-wide election must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 ft2, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay fifteen percent (15%) of gross slot machine proceeds to supplement purses at their facilities, pay two percent (2%) to the Louisiana Thoroughbred Breeders Association and also pay one percent (1%) to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay eighteen and one-half percent (18.5%) of the net slot machine proceeds (net of the payments described above) as state taxes and four percent (4%) as local taxes. The effective rate of total taxes and fees is therefore approximately thirty-six and one-half percent (36.5%) of our adjusted gross slot revenue. Additionally, we are required to pay $0.25 to the Louisiana State Racing Commission for each patron attending a live race at our horse racetrack from noon to midnight on Thursday through Monday during the non-racing season and in respect of each patron at our OTBs at all times.

To remain an “eligible facility” under the Pari-Mutuel Act, we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack.

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our planned racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a five percent (5%) or greater equity or economic interest in the applicant must be found suitable by the Louisiana Gaming Control Board. To receive a license, the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be investigated or required to be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the Louisiana Gaming Control Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

An applicant must also demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by the laws and regulations of the State of Louisiana. Additionally, the applicant must submit plans and specifications of the gaming premises specifying the layout and design of the gaming space. Proof of tax compliance, both state and federal, is also required. This submission is followed by a thorough investigation by the regulatory authorities of the applicant, its business probity, the premises and other matters. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable.

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003. Our license has a term of five years and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the renewal of our license upon the termination of its initial term and any renewal term.

Our gaming license authorizes the use of 15,000 square feet of designated gaming space. On February 18, 2003, we submitted for approval our layout for the casino, which incorporated 1,631 slot machines. Our layout was approved based on the type of machines which were all upright machines. Should we change the manufacturer, type and/or design of our slot machines prior to installation, we must seek approval from the Louisiana Gaming Control Board for the new machines. Once the machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. Moving the machines also requires the Louisiana Gaming Control Board’s approval.

Maintaining our gaming license is contingent in certain respects on our horse racetrack operations at our planned racino. First, our failure to complete construction of the horse racetrack at the racino or to establish a schedule of live racing meets at the new horse racetrack by January 21, 2005, will result in the cancellation of our gaming license. While Louisiana allows us to operate slot machines at the racino prior to completion of the new horse racing facility and the commencement of live racing at the new horse racetrack, Louisiana gaming regulations and our gaming license require that the racino must be constructed and a schedule of live racing meets at the new horse racetrack be established by January 21, 2005, or two years from the date of the grant of our gaming license. Second, to maintain our gaming license, we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period during each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. We have obtained from the Louisiana Gaming Control Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site and available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls have been approved and will be in place beginning the first day of operation. These controls will include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Louisiana Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction report regulations.

We must also strictly comply with mandated operating procedures and supply detailed reports disclosing such compliance. Regulation of a casino’s methods of operations is extensive and will include substantially all aspects of our casino operation. Operating procedures that are subject to regulation include slot machine maintenance and operation, cash management and cash procedures, cage procedures, drop procedures, regulation of weapons in the casino, parking, access to the premises and records by regulators, gaming credit and advertising, surveillance and security standards, safeguards against underage gambling, compulsive gambling programs, physical layout and progressive jackpots.

The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition and results of operations.

The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancings and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board. Pursuant to a letter dated January 31, 2003, the Louisiana Gaming Control Board exempted the offering of the OED Notes from any requirement for prior approval by the Louisiana Gaming Control Board. However, at any time, any holder of the OED Notes may be called before the Louisiana Gaming Control Board to undergo a suitability investigation in the event the Louisiana Gaming Control Board determines that such holder exercises a material influence over us or our operations.

At any time the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the Louisiana Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any riverboat or slot project is subject to the approval of the Louisiana Gaming Control Board.

Although the Pari-Mutuel Act does not specifically require debt holders to be licensed or to be found suitable, the Louisiana Gaming Control Board, in its sole discretion, may require the holders of debt securities to file applications and obtain suitability certificates from it. Furthermore, if the Louisiana Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required from such holder.

If the Louisiana Gaming Control Board finds that any security holder or proposed security holder, including a holder of the OED Notes, is not qualified pursuant to the existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of the license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of ten members and is domiciled in New Orleans, Louisiana. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: racing experience; financial qualifications; moral and financial qualifications of the applicant and the applicant’s partners, officers and officials; the expected effect on the breeding and horse industry; and the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our existing horse racetrack. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of the new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we begin conducting slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

The Louisiana State Racing Commission promulgates rules, regulations and conditions for the holding, conducting and operating all racetracks in the state. Failure to adhere to these regulations may result in substantial fines or the suspension or revocation of our racing license. A revocation or suspension of the racing license would, in turn, result in the revocation or suspension of our gaming license to conduct slot machine operations. Any alteration in the regulation of these activities could have a material adverse effect on our operations.

Federal Regulation of Slot Machines

We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax laws affecting the gaming industry or the administration of those laws. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws affecting our industry or in the administration of those laws. Certain changes, if adopted, could have a material adverse effect on our financial results.

Liquor Regulations

Our sale of alcoholic beverages in Louisiana is subject to licensing, control and regulation by the State of Louisiana, Department of Revenue, Office of Alcohol and Tobacco Control, as well as the cities of Opelousas, Carencro, Port Allen, New Iberia and the parish of West Baton Rouge. The applicable liquor laws in the city of Opelousas where the racino is located allow the sale of liquor 24 hours a day 7 days a week.

Other Regulations

We and our subsidiaries are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures in complying with these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 2.                                                     PROPERTIES

We lease the land on which our existing horse racetrack in Lafayette is located and own the related building and improvements. The ground lease annual rent is $0 per year, and the lease term expires on the earlier of December 31, 2004 or the first day we open a new racetrack facility for business in St. Landry Parish, Louisiana.

Our new racino sits on approximately 649 acres of owned land located in Opelousas that we purchased in 2002 and 2003.

Subsequent to the initial acquisition of approximately 532 aces of land in 2002, in May 2003 we executed three separate purchase agreements to purchase approximately 10.78 acres of land adjacent to the new racino for a total cost of $842,466.

In October 2003, we executed two separate purchase agreements to purchase approximately 106 acres of land adjacent to the new racino. Under the first purchase agreement, we purchased approximately 13 acres for a total cash purchase price of $550,000. Under the second purchase agreement, we purchased an additional 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000 which was financed by our issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, the seller is required to release one of the remaining parcels from the mortgage.

In addition to our existing horse racetrack and new racino, we own the land, building and improvements of our Port Allen OTB and lease the facility that comprises our New Iberia OTB.

ITEM 3.                                                     LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to, and none of our nor our subsidiaries’ property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any of the Company’s common equity securities.  As of March 15, 2004, OEDA was the only holder of record of the common equity of the Company.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The selected historical financial data at December 31, 2003 and 2002 and for the year ended December 31, 2003 and the period August 31 to December 31, 2002 (Successor), at December 31, 2001 and for the period January 1 to August 30, 2002 and the year ended December 31, 2001 (Predecessor) have been derived from our audited financial statements included elsewhere in this document. The selected historical financial data at December 31, 2000 have been derived from our audited financial statements not included elsewhere in this document. The selected historical financial data at and for the year ended December 31, 1999 have been derived from our unaudited financial statements. The unaudited financial statements have been prepared by us on a basis consistent with the audited financial statements and include all normal recurring adjustments necessary for a fair presentation of information set forth therein. The data presented below is a summary only, should be read in conjunction with, and is qualified in its entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto appearing elsewhere in this document.

	Successor		Predecessor
	Year Ended December 31,	August 31, through December 31,	January 1, through August 30,	Year ended December 31,
	2003(1)	2002(1)	2002(1)	2001(1)	2000(1)	1999(1)
STATEMENTS OF OPERATIONS DATA:
Revenues
Casino	$3,227,477
Racing	17,773,481	$3,947,568	$13,349,589	$18,211,237	$18,333,395	$18,622,457
Food and beverage	1,538,374	185,215	971,238	1,113,044	1,190,624	1,253,011
Other	167,361
Less: promotional allowances	(209,147)
Total net revenues	22,497,546	4,132,783	14,320,827	19,324,281	19,524,019	19,875,468

Operating Expenses
Casino	1,908,730
Racing	14,646,351	3,224,763	10,725,678	14,364,494	14,448,293	14,354,988
Food and beverage	1,500,065	187,438	886,708	1,131,499	1,148,970	1,194,011
Other	59,934
General and administrative	3,277,507	490,466	1,169,074	1,695,351	1,895,298	1,571,249
Depreciation and amortization	823,944	77,806	138,166	655,194	659,963	727,626
Pre-opening expense	3,256,963
Management fee	480,000	160,000	64,644
Litigation settlements	1,600,000			5,946	76,776
Bad debts				434	92,847	648
Loss on abandoned assets				12,801	12,067	44,409
Relocation expense				404,738	511,031	597,536
Impairment charges on long-lived assets				4,361,134
Total operating expenses	27,553,494	4,140,473	12,984,270	22,631,591	18,845,245	18,490,467
Income (loss) from operations	(5,055,948)	(7,690)	1,336,557	(3,307,310)	678,774	1,385,001

Other Income (Expenses)
Earnings (losses) from equity affiliate				58,862	(14,209)	(14,725)
Interest expense, net of amounts capitalized	(14,151,163)	(748,787)	(769,163)	(1,121,835)	(1,157,239)	(1,192,255)
Interest income	440,003	(4,979)	9,243	10,720	27,657	38,423
Total other expense	(13,711,160)	(753,766)	(759,920)	(1,052,253)	(1,143,791)	(1,168,557)

Income (loss) before income taxes	(18,767,108)	(761,456)	576,637	(4,359,563)	(465,017)	216,444
Income tax benefit (expense)					(221,343)	9,138
Net income (loss)	$(18,767,108)	$(761,456)	$576,637	$(4,359,563)	$(686,360)	$225,582

	Successor		Predecessor
	Year Ended December 31,	August 31, through December 31,	January 1, through August 30,	Year ended December 31,
	2003(1)	2002(1)	2002(1)	2001(1)	2000(1)	1999(1)
OTHER DATA:
Cash flows from operating activities	$(5,603,786)	$1,069,663	$456,126	$431,953	$395,325	$1,867,172
Cash flows from investing activities	(93,587,907)	(4,794,646)	(706,128)	(68,621)	(247,770)	(847,189)
Cash flows from financing activities	106,731,695	4,033,794	(90,987)	(411,230)	(788,240)	(596,965)

	At December 31,
	Successor		Predecessor
	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)

BALANCE SHEET DATA:
Cash and cash equivalents	$8,502,654	$962,652	$994,830	$1,042,728	$1,683,413
Property, plant and equipment, net	87,463,052	8,796,268	1,495,802	6,030,483	6,808,916
Total assets	176,815,227	42,741,843	7,208,712	12,161,060	14,073,632
Long-term debt	139,460,948	0	10,527,560	10,981,852	11,393,082
Total debt(2)	142,959,170	20,125,000	10,981,852	11,393,082	11,765,333
Total members’ equity (deficit)	(4,471,508)	14,470,600	(5,900,646)	(1,541,083)	461,266

(1)                                  As a result of OEDA’s acquisition of us that was accounted for using the purchase method of accounting and due to a practice known as “push down” accounting, as of August 31, 2002, the date on which OEDA acquired 100% of us, we adjusted our consolidated assets and liabilities to their estimated fair values based upon an independent valuation and management’s estimates. Therefore, the financial statements presented for the post-acquisition period are not comparable to the financial statements presented for the pre-acquisition periods.

(2)                                  Total debt includes short-term and long-term borrowings (net of applicable discounts), and current maturities of long-term debt, and excludes intercompany payables.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our Selected Financial Data and the financial statements and the related notes thereto appearing elsewhere in this document.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including payment of the OED Notes and additional funds required to support capital improvements and development,

•                  economic, competitive, demographic, business and other conditions in our local and regional markets,

•                  changes or developments in the laws, regulations or taxes in the gaming and horse racing industry,

•                  actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

•                  changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements,

•                  the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis,

•                  the loss of our land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required,

•                  potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture,

•                  other factors discussed in our other filings with the Securities and Exchange Commission.

Results of Operations

The results of operations for the year ended December 31, 2003 discussed below represent the consolidated results of operations of the successor company. The results of operations for 2002 include the consolidated results of operations for the period January 1 to August 30, 2002 for the predecessor company and our consolidated results of operations for the period August 31 to December 31, 2002 for the successor company. The results of operations for the year ended December 31, 2001 represent the consolidated results of operations of the predecessor company.  As a result of the substantially different capital structure of our company in comparison to that of the predecessor company, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be comparable to the results of operations of the predecessor company.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Net revenues increased 21.9% to $22.5 million for the year ended December 31, 2003 from $18.5 million for the year ended December 31, 2002.  The majority of the increase in our net revenues was due to an increase in casino revenue of $3.2 million derived from our new racino which opened its doors to the public on December 19, 2003 and an increase in racing revenues of $0.5 million due primarily to an increase in video poker revenues of approximately $0.6 million at our renovated OTB in Port Allen, Louisiana where we installed 100 video poker machines during 2003.

Casino revenues of $3.2 million consisted solely of revenues from slot machines at our recently opened racino. Casino win per position was $236 for the year ended December 31, 2003.

Racing revenues for the year ended December 31, 2003 were $17.8 million compared to $17.3 million for the year ended December 31, 2002. The increase in racing revenues was primarily related to an increase in video poker revenues of $0.6 million resulting from our Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

Net food and beverage revenues, other revenues and promotional allowances increased $0.3 million during the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to food & beverage revenues generated from our new racino.

Casino operating expenses of $1.9 million for the year ended December 31, 2003 relate primarily to purse supplements and gaming taxes associated with net casino revenues and casino related payroll.  Racing expenses increased 5.0% to $14.6 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002 due primarily to an increase in operating expenses of $0.6 million related to the addition of 100 new video gaming devices at our renovated OTB in Port Allen, Louisiana. Food and beverage expenses increased 39.7%, or $0.4 million, to $1.5 million for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002 due primarily to food and beverage expenses related to the opening of our new racino.

Selling, general and administrative expenses increased $1.6 million to $3.3 million for the year ended December 31, 2003 from $1.7 million for the year ended December 31, 2002. This increase was due primarily to payroll, marketing and other general and administrative expenses associated with the new racino.

Pre-opening expenses of $3.3 million for the year ended December 31, 2003 relate to payroll and other expenses incurred with respect to start-up activities surrounding the racino project. Management fees for the years ended December 31, 2003 and 2002 of $0.5 million and $0.2 million, respectively, relate to pre-opening service fees payable to OEDA and Diamond Jo, LLC (parent company of OEDA) (“DJL”) in accordance with a management services agreement. Litigation settlement of $1.6 million for the year ended December 31, 2003 relates to OED’s settlement with the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (the “LHBPA”) in February 2003.

Depreciation and amortization expenses increased $0.6 million to $0.8 million for the year ended December 31, 2003 from $0.2 million for the year ended December 31, 2002 due primarily to depreciation of property and equipment at our racino of approximately $0.3 million during the period December 19, 2003 (date at which the racino was opened to the public) through December 31, 2003 and depreciation related to our new video poker machines at our Port Allen, Louisiana OTB.

Net interest expense increased $12.2 million to $13.7 million for the year ended December 31, 2003 from $1.5 million for the year ended December 31, 2002. This increase is due primarily to interest on the OED Notes and on our senior credit facilities with Wells Fargo Foothill Inc. ("Wells Fargo Foothill"), the amortization and write-off of deferred financing costs associated with our term loan with Wells Fargo Foothill, the PGP Note (as defined below) and the WET2 Note (as defined below) (all of which were repaid in February 2003 with the proceeds of the offering of the OED Notes).  Interest expense of approximately $2.2 million and $0.1 million was capitalized as part of our construction of the racino during 2003 and 2002, respectively. The “PGP Note” means the note payable to PGP, issued by OEDA, bearing interest at a rate of 7% until January 31, 2003, thereafter at 8% until February 28, 2003, thereafter at 9% until March 31, 2003, and thereafter at the greater of 12% or the fixed rate on the OED Notes, and maturing on June 30,

2003. The “WET2 Note” means the note payable to WET2, bearing interest at a rate of 7% until March 31, 2003, and thereafter at the greater of 12% or the fixed rate on the OED Notes, and maturing on June 30, 2003.

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Net revenues decreased 4.5% to $18.5 million for the year ended December 31, 2002 from $19.3 million for the year ended December 31, 2001.  The decrease in our net revenues was due to a decrease in racing revenues of approximately $0.9 million during the same periods.  This decrease in racing revenues is a result of a 6.4% decrease in amounts wagered by our customers at our OTB locations attributable to a market decline consistent with other Louisiana OTBs and the impact of Hurricane Lili, which forced the closing of our Lafayette betting at the horse racetrack locations and our Port Allen facility for 3 days each, and our New Iberia facility for 5 days.

Racing revenues decreased 5.0% to $17.3 million in 2002 from $18.2 million in 2001.  This decrease in racing revenue is related to a decrease in amounts wagered at our OTB’s as discussed above.

Food and beverage revenues increased 3.9% to $1.2 million in 2002 from $1.1 million in 2001. This increase is primarily attributed to our efforts to improve the menu and quality of service offered to our customers.

Racing expenses decreased 2.9% to $14.0 million in 2002 from $14.4 million in 2001. This decrease is primarily attributed to the decrease in off-track betting revenue stated above.

Food and beverage expenses and general and administrative expenses remained substantially unchanged at $1.1 million and $1.7 million, respectively, in 2002 and 2001.

Management fees of $0.2 million accrued but not paid in 2002 relate to pre-opening service fees payable to OEDA and Diamond Jo, LLC in accordance with a management services agreement

Depreciation and amortization expense decreased 67.0% to $0.2 million in 2002 from $0.7 million in 2001. This decrease is due to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Amortization of such assets were $0.4 million in 2001.

Relocation expenses in 2001 of $0.4 million reflect lobbying, legal and other costs related to our relocation in connection with the racino project that cannot be capitalized under existing authoritative guidance and are recorded as an expense in the period incurred.

Impairment charges on long-lived assets of $4.4 million were charged to income from operations in 2001 and there were no such charges in 2002. In connection with our assessment of the events surrounding the racino project, a review was performed of the carrying values of long-lived assets, including the recorded balance of the line item “Other intangibles.” We determined that the sale of a 50% interest of us to OEDA, which was consummated on February 15, 2002, significantly changed the time period over which the horse racing facility in Lafayette, Louisiana would be used. This review was performed pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.” As a result of this review, we recorded a charge of $4.4 million in 2001 to record the related assets at fair value based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Earnings from an equity affiliate of $0.1 million relates to our 25% investment in Intertrack Partners, a Louisiana general partnership operating an OTB in Rapids Parish, Louisiana (“Intertrack”). As of December 31, 2000, we recorded a negative equity investment balance of $0.1 million representing our estimate of our share of the partnership liabilities. Upon the satisfaction of all liabilities to third parties in 2001, the equity method of accounting was suspended and no additional loss was charged to operations. Accordingly, our 2001 share of losses was not recorded; instead we recorded $0.1 million of income to reflect the recoupment of our negative capital account recorded as an estimate of partnership liabilities in 2000.

Net interest expense increased 36.2% to $1.5 million in 2002 from $1.1 million in 2001 primarily due to the amortization of deferred financing costs of $0.3 million associated with our loan and security agreement with Wells Fargo Foothill, Inc. entered into on August 30, 2002 and an increase in interest expense of $0.1 million related to an increase in outstanding debt in 2002.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $7.5 million during the year ended December 31, 2003 to $8.5 million from $1.0 million at December 31, 2002.

Cash flows used in operating activities of $5.6 million for the year ended December 31, 2003 consisted of a net loss of $18.8 million increased by non-cash charges of $2.8 million, principally depreciation and amortization and write-off and amortization of deferred financing costs and an increase in working capital of $10.4 million. The change in working capital is primarily due to an increase in accrued interest of approximately $5.3 million related to the OED Notes, an increase in accounts payable to DJL and OEDA of approximately $1.6 million and an increase of $1.2 million related to the unpaid portion of the LHBPA litigation settlement.  The remaining net increase is primarily related to the changes in working capital associated with the opening of our racino in December 2003.

Cash flows used in investing activities for the year ended December 31, 2003 was $93.6 million consisting of (i) an increase in restricted cash-racino project and restricted investments of $43.9 million related to the investment of unused proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $55.3 million for construction, architecture fees and other development costs associated with the racino project and the purchase of land at St. Landry Parish where the racino is being developed, (iii) approximately $1.8 million in development costs related to our acquisition and racing and gaming licenses and (iv) cash outflows of approximately $0.7 million used for capital expenditures primarily related to the renovation of our Port Allen OTB to accommodate the purchase and installation of 100 video poker machines. These cash outflows were offset by cash proceeds from the maturity of restricted investments of $8.1 million, the proceeds of which were used to make the first interest payment on the OED Notes due September 1, 2003.  We expect additional capital expenditures (other than the capital expenditures related to the racino project) to be approximately $1.5 million for the year ended December 31, 2004.

Cash flows from financing activities for the year ended December 31, 2003 of $106.7 million reflects the net proceeds from the offering of the OED Notes of $120.7 million, proceeds from draws under our $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003, as amended September 22, 2003, December 10, 2003 and December 24, 2003 (the “Credit Facility”) and our $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the “FF&E Facility”) of $17.6 million. These proceeds were offset by (i) principal payments to extinguish our obligations under our term loan with Wells Fargo Foothill, the PGP Note and the WET2 Note totaling $20.1 million and (ii) deferred financing costs paid of $11.5 million associated with the issuance of the OED Notes, the Credit Facility and the OED FF&E Credit Facility.

As of December 31, 2003, we had $5.1 million and $12.5 million outstanding under the Credit Facility and the FF&E Facility, respectively. Approximately $24.2 million of the net proceeds from the sale of the OED Notes were deposited into an interest reserve account in order to pay the first three payments of fixed interest on the OED Notes. Although our earnings for the year ended December 31, 2003 are not sufficient to cover our current fixed charges (which consist of interest on the OED Notes, including capitalized interest), we do have sufficient funds deposited in the interest reserve account to satisfy our obligations under the OED Notes until March 1, 2005, after which, we anticipate satisfying our interest obligations out of earnings from operations. In September 2003, $8.1 million of the initial proceeds deposited into the interest reserve account, along with interest earned on those proceeds, were used to pay the first fixed interest payment on the OED Notes.

Financing Activities

                                                In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, we completed a private placement of $123.2 million 13% Senior Secured Notes due 2010 with

Contingent Interest (the “Private OED Notes”). On September 10, 2003, we exchanged the Private OED Notes for notes registered with the Securities and Exchange Commission otherwise identical in all respects to the Private OED Notes (the “Registered OED Notes,” and together with the Private OED Notes, the “OED Notes”).

The construction and development of the racino project is expected to be completed in two phases. The first phase involves the construction of the casino and related casino amenities which was substantially completed and opened to the public on December 19, 2003. Construction of the second phase, which involves the construction of the horse racetrack and related facilities, is currently underway. We expect to begin scheduling live racing meets at the racino in December 2004, at which time we expect to cease operations at our existing horse racetrack.

The total remaining capital expenditures expected to complete the racino project as of December 31, 2003 is approximately $17.5 million. The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under our $15.0 million senior secured credit facility, (iii) available borrowings under our $16.0 million furniture, fixtures and equipment financing facility and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 4 for further information about the OED Notes, the senior credit facility and the furniture, fixtures and equipment financing facility.

On June 24, 2003, we entered into the Credit Facility. The Credit Facility was amended by the parties thereto on September 22, 2003, December 10, 2003 and December 24, 2003 (the “Credit Facility Amendments”). Our obligations under the Credit Facility are secured by a lien on substantially all of our and our subsidiaries’ current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of the capital stock of the Company. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the Credit Facility is senior to the lien on such collateral securing the OED Notes.

The Credit Facility consists of a revolving credit facility which permits us to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the Credit Facility Amendments, we had the ability to borrow up to $8.5 million (less amounts outstanding under letters of credit) at any one time outstanding during the period before the date that the casino portion of the racino has been completed and, among other things, is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the “Phase I Completion Date”). All requirements under the definition of the Phase I Completion Date were met on January 9, 2004. For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the “Second Anniversary”), the total amount of credit that will be available to us will be the lesser of $15.0 million and a specified borrowing base (the “Borrowing Base”). For the purposes of the Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by us in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of our and our subsidiaries’ operations and assets. After the Second Anniversary, the total amount of credit that will be available to us will be the greater of (i) the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At December 31, 2003, we had outstanding borrowings of $5.1 million and outstanding letters of credit of $3.2 million under the Credit Facility.

All revolving loans and letters of credit issued under the Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. Our borrowings under the Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the Credit Facility, we are also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum “EBITDA” (as defined therein) requirement and a maximum capital expenditure requirement. At December 31, 2003, we were in compliance with all such covenants.

Concurrently with the closing of the Credit Facility, the trustee under the indenture for the OED Notes (as secured party) entered into an intercreditor agreement with Wells Fargo Foothill as the lender under such credit facility, providing, among other things, that the lien securing the indebtedness under the Credit Facility is senior to the lien securing the indebtedness under the OED Notes (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts are security only for the OED Notes).

On September 22, 2003, we entered into the FF&E Facility. Under the FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. Our obligations under the FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At December 31, 2003, we had outstanding borrowings of $12.5 million under the FF&E Facility.

Loans under the FF&E Facility are repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. Our borrowings under the FF&E Facility bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum “EBITDA” (as defined therein) requirement and a maximum capital expenditure requirement. At December 31, 2003 we were in compliance with all such covenants.

In October 2003, we entered into purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this second purchase agreement was financed by the seller with us issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, the seller agrees to release one of the remaining parcels from the mortgage.

In March 2003, we entered into a participation agreement with a third party operator to own and operate 100 video poker machines at our OTB in Port Allen, Louisiana. In December 2003, we obtained our license to own and operate video poker machines. In accordance with the participation agreement, we assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

General

On March 11, 2004, we, along with DJL, announced that we intend to refinance DJL’s 12 1/4% Senior Secured Notes due 2006 (the “Peninsula Notes”) and the OED Notes with a proposed offering of $230 million (which subsequently has been increased to $233 million) of senior secured notes due 2012 (the “Notes”) and a new credit facility.  As part of the Note offering, we are also seeking requisite regulatory approvals to effect a series of corporate transactions (the “Corporate Transactions”), including the creation of a new holding company to be our and DJC's new direct parent and a co-issuer of the Notes.  In the event regulatory approval of the Corporate Transactions is not obtained, we will still consummate the Note offering and use the proceeds of the offering to repurchase and redeem the OED Notes and Peninsula Notes, respectively, and pay accrued dividends on DJL’s preferred membership interests.  In such event, however, we will not at such time effect the Corporate Transactions or enter into the new credit facility.

After the offering of the Notes, we will have the following sources of funds for our business: (i) cash flows from our existing racetrack operations and casino operations, and (ii) available borrowings under the Credity Facility or the new senior credit facility, if entered into in connection with the refinancing of our existing senior secured credit facilities.

As part of the Corporate Transactions, we and DJL intend to enter into a new senior secured credit facility in the amount of $35.0 million.  We expect our obligations under the new senior secured credit facility will be (a) guaranteed by each of our and DJL's domestic subsidiaries, and (b) secured by a security interest in all of and our DJL's tangible and intangible assets and those of our parent’s domestic subsidiaries (including, without limitation, all of the shares of the capital stock of these subsidiaries) but excluding contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.

All of the net proceeds from the offering of the Notes and, if our new senior secured credit facility has been entered into, $15.0 million of borrowings under such new senior secured credit facility will be used, together with cash on hand, to consummate the above transactions and pay related fees and expenses.  We believe that cash generated from our and DJL's operations, together with remaining amounts available under existing credit facilities or the new senior secured credit facility, as applicable, will be sufficient to satisfy our working capital and capital expenditure requirements and satisfy our current debt service requirements, including interest payments on the Notes.  No assurances can be given, however, that our cash or equivalents on-hand or our ability to generate or borrow cash will be sufficient to meet our obligations. In such event, we may have to refinance our debt including the Notes, or sell some or all of our assets (within the restrictions contained in the indenture governing our outstanding notes) to meet our obligations.

Contractual Obligations and Contingent Liabilities and Commitments

Our future contractual obligations related to long-term debt, capital leases and operating leases at December 31, 2003 were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Long-Term Debt	$145.2	$3.5	$12.7	$4.7	$124.3
Operating Leases	1.2	0.6	0.6	—	—
Litigation Settlement	1.2	0.4	0.8	—	—
Total Contractual Cash Obligations	$147.6	$4.5	$14.1	$4.7	$124.3

The following shows our other contingent obligations at December 31, 2003 based on expiration dates (in millions):

	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Standby letters of credit	—	$3.2	—	—

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonable likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our operations are usually stronger during live racing season which runs from April through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This new pronouncement also amends ARB No. 51 “Consolidated Financials Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our results of operations or financial position for the year ended December 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires us to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact our financial position or net income.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not impact our financial position or net loss available to common members’ interest.

In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable loss without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, we must consolidate any variable interest entities (VIEs) in which we hold variable interests and we are deemed the primary beneficiary. The effective date for the adoption of FIN 46 for interests in VIEs created prior to February 1, 2003 was July 1, 2003 and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. The adoption of FIN 46 did not impact our financial position or net loss available to common members’ interest.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We and our subsidiaries operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold or issue derivative financial instruments for trading purposes.

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our credit facilities. As of December 31, 2003, we had $17.6 million in borrowings under loan and security agreements with Wells Fargo Foothill that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the current loan and security agreements with Wells Fargo Foothill (currently an aggregate amount of $31.0 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the credit facilities would be approximately $0.3 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowing. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings (dollars in millions):

Description	Maturity	Fixed Interest Rate	Cost	Fair Value
13% Senior Secured Notes with Contingent Interest	March 1, 2010	13%	$123.2	$138.0	*
Note Payable	October 1, 2010	4 3/4%	$3.9	$3.9
Note Payable	July 1, 2005	9 1/2%	$0.5	$0.5

*                 Represents fair value as of March 9, 2004 based on information provided by an independent investment banking firm.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements and the notes thereto are combined in pages F-1 through F-21.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this Form 10-K, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Managers

The following information summarizes the business experience during at least the past five years of each of our officers and the board of managers of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”). The PGP board of managers indirectly manages our operations as a result of the corporate structure and ownership of the membership interests of PGP and its subsidiaries. We are managed by OEDA, our sole member. OEDA is managed by DJL, which is OEDA’s sole member, and DJL in turn is managed by its sole voting member, PGP.

Name	Age	Position
M. Brent Stevens	43	Chief Executive Officer of the Company and Chairman of the Board of Managers of PGP
Michael S. Luzich	49	President and Secretary of the Company and Manager of PGP
George T. Papanier	46	Chief Operating Officer of the Company
Natalie A. Schramm	33	Chief Financial Officer of the Company
Terrance W. Oliver	54	Manager of PGP
Andrew Whittaker	42	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the executive officers of the Company and of the managers of PGP listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens.  Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich.  Mr. Luzich is our President and Secretary and a manager of PGP. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

George T. Papanier.  Mr. Papanier is our Chief Operating Officer. Prior to joining the Company, Mr. Papanier was employed by Resorts Casino Hotel in Atlantic City, New Jersey as Executive Vice President and Chief Operating Officer from May 1997 to March 2000. Prior to that, Mr. Papanier served as Senior Vice President and Chief Financial Officer for Sun International since March 1997 and Senior Vice President of Finance and Chief Financial Officer of Mohegan Sun Casino since October 1995. Mr. Papanier has been in the casino industry for 20 years working for various casinos including Sands Hotel and Casino, Golden Nugget Casino Hotel, Bally’s Grand, Trump Plaza Hotel and Casino and Hemmeter Enterprises.

Natalie A. Schramm.  Ms. Schramm is our Chief Financial Officer. Ms. Schramm was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Terrance W. Oliver.  Mr. Oliver is a manager of PGP. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From

1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996.

Andrew Whittaker.  Mr. Whittaker is a manager of PGP. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc. where he is presently a Vice Chairman.

Audit Committee

Messers Oliver and Whittaker serve on the Company’s audit committee.  The board of directors has carefully considered the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission and has determined that each of Messrs. Oliver and Whittaker is an audit committee financial expert.  The board of directors has determined that Mr. Oliver is independent under Sections 303.01(B)(2)(a) and (3) of the NYSE’s listing standards.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, controller or persons performing a similar function.  The code of ethics has been filed as an exhibit to this Annual Report on Form 10-K. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.                                              EXECUTIVE COMPENSATION

None of our executive officers were directly compensated by us or any of our subsidiaries in the fiscal years ended 2003, 2002 and 2001. However, our executive officers received compensation from our parent, DJL, and/or PGP, the parent of DJL in the fiscal years ended 2003, 2002 and 2001. For a description of this compensation, see the section entitled “Certain Relationships and Related Party Transactions”.

Compensation of Managers

All managers serving on the board of managers of PGP are reimbursed for their travel and out-of-pocket expenses related to their attendance at board of managers meetings and receive annual payments of $25,000 (other than Mr. Stevens who receives $175,000 annually per gaming property).

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committees. All compensation decisions are made by the executive committee of the board of managers of PGP.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our membership interests are owned by our parent, OEDA, which is in turn wholly-owned by DJL. PGP is the sole managing member of DJL and owns 100% of the voting membership interests of DJL. We are the sole shareholder of OED Corp.

Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Diamond Jo, LLC, 3rd Street Ice Harbor, P.O. Box 1750, Dubuque, IA 52004-1750.

The table below sets forth information regarding the beneficial ownership of the voting common membership interests of PGP by:

(a)                                  each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)                                 each manager and executive officer of PGP; and

(c)                                  all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,334 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of the Initial Purchaser. In addition, the Initial Purchaser and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class
M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	661,667	66.17%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	323,333	32.33%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.50%

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	4.17%

All managers and executive officers as a group (6 persons)	1,000,000	100.00%

(1)                                  These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Andrew R. Whittaker, a Vice Chairman of Jefferies & Company, Inc., is also a manager of PGP. M. Brent Stevens, our Chief Executive Officer and an Executive Vice President of Jefferies & Company, Inc., is also a manager and Chief Executive Officer of PGP and the Chief Executive Officer of OED. Due to these relationships, those individuals may indirectly receive money from us for management fees and other amounts paid by us to DJL.

Mr. Stevens is also entitled to receive certain payments from DJL and/or PGP in connection with certain services provided to DJL and PGP. Mr. Stevens received $175,000 per property for his services as a manager for the board of managers of PGP, in addition to reimbursement for certain out-of-pocket expenses related to attendance at board of managers’ meetings. Mr. Stevens also is the sole managing member of PGP Advisors, LLC. Under the terms of PGP’s operating agreement, PGP Advisors, LLC may render financial advisory and consulting services to PGP, although it does not currently, and will be entitled to receive commercially reasonable fees from PGP for these services consistent with industry practices.

We are party to a management services agreement with OEDA and DJL (together, the “Operators”) under which the Operators will assist us in developing and managing our racino. The terms of the agreement are described below under the section entitled “Management Services Agreement.”

Employment and Consulting Agreements

Michael S. Luzich—President and Secretary

In January 2003, Cambridge Capital Advisors, LLC, which is 99% owned directly by Mr. Luzich, our President and Secretary, entered into an amended consulting agreement with PGP and the Company. Under the terms of this amended consulting agreement, Mr. Luzich is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year, plus (b) 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on the first day of the month succeeding the month in which the Company commences gaming operations. Mr. Luzich is also entitled to additional commercially reasonable compensation consistent with the level of compensation payable under his agreement for consulting services rendered in respect of each riverboat or land-based casino or gaming operation acquired, directly or indirectly, by PGP in the future. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. For the years ended 2003, 2002 and 2001, Mr. Luzich received $289,153, $336,829 and $327,128, respectively, under his consulting agreement.

George T. Papanier—Chief Operating Officer

In July 2000, Mr. Papanier commenced employment with DJL. Under the terms of his employment, Mr. Papanier is entitled to receive a base annual salary in an amount determined by the Board of Managers of PGP each year. Mr. Papanier’s base annual salary for the 2003 fiscal year was $375,000. Until the Board of Managers determines Mr. Papanier’s annual base salary for the 2004 fiscal year, he will receive a pro rata portion of his annual base salary for the 2003 fiscal year. Mr. Papanier received a salary from DJL of $375,000, $350,046 and $299,489 in the fiscal years ended 2003, 2002 and 2001, respectively.  In addition to his base salary, Mr. Papanier is entitled to receive an annual cash bonus based on specified performance criteria with respect to the prior fiscal year and determined by the Board of Managers of PGP. Mr. Papanier received a bonus of $630,000 and $190,000 in 2003 and 2002, respectively. Mr. Papanier was paid a bonus of $200,000 in February of 2004 in respect of performance in the 2003 fiscal year. Mr. Papanier received other annual compensation (including club membership fees and automobile allowances) of $9,350, $12,465 and $13,150 in the fiscal years ended 2003, 2002 and 2001, respectively. Additionally, Mr. Papanier received compensation of $6,000, $5,500 and $5,250 in the fiscal years ended 2003,

2002 and 2001, respectively, in each case representing matching contributions made by DJL to DJL’s 401(k) plan.  Mr. Papanier is not party to a written employment agreement with us.

Natalie A. Schramm—Chief Financial Officer

In April 2000, Ms. Schramm entered into an employment agreement with DJL. Under the terms of this employment agreement, Ms. Schramm is entitled to receive from DJL a base annual salary that is reviewed on an annual basis and adjusted upward annually by not less than five percent (5%) of the prior year’s compensation. Ms. Schramm received a salary from DJL of $149,531, $136,955, $129,567 in the fiscal years ended 2003, 2002 and 2001, respectively. In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by DJL based on her performance during the previous employment year, which is consistent with DJL’s bonus plan for department directors. Ms. Schramm received a bonus of $42,500, $40,000 and $19,328 in the fiscal years ended 2003, 2002 and 2001, respectively. Ms. Schramm was paid a bonus of $80,000 in February of 2004 for her performance in the 2003 fiscal year. Ms. Schramm received other annual compensation of $3,360, $3,408 and $4,200 in the fiscal years ended 2003, 2002 and 2001, respectively, in each case representing club membership fees. Additionally, Ms. Schramm received compensation of $6,000, $5,500 and $5,082 in the fiscal years ended 2003, 2002 and 2001, respectively, in each case representing matching contributions made by DJL to DJL’s 401(k) plan.  The employment agreement has an initial term of three years and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.

Indemnification

Under our operating agreement, we have agreed, subject to few exceptions, to indemnify and hold harmless our members, officers, employees, trustees and agents, as the case may be, from liabilities incurred as a result of their positions within the Company.

Operating Agreement of PGP

Under PGP’s operating agreement, the management of PGP is vested in an executive committee consisting of Messrs. Michael Luzich and M. Brent Stevens. The executive committee of PGP manages our operations. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens.

In accordance with PGP’s operating agreement, the board of managers of PGP is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. Under PGP’s operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and is entitled to receive commercially reasonable fees for the services consistent with industry practices. To date, PGP has not entered into any such arrangements with Mr. Stevens. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for OED’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, PGP’s board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and OED shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the board of managers of PGP, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers of PGP’s board, whose determination shall be final.

Management Services Agreement

DJL and OEDA (together, the “Operators”) manage and operate OED’s racino near Lafayette, Louisiana and OED’s OTBs in New Iberia and Port Allen, Louisiana pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive pre-opening service fees equal to $40,000 per month, commencing June 27, 2001. Payments in respect of these pre-opening service fees have been accrued but not yet been paid. The Operators are also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to, tax preparation, accounting, legal and administrative fees and expenses. The Operators are also entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•                                          3.0% of the first $25.0 million of EBITDA (as defined below);

•                                          4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

•                                          5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2003	2002
Audit fees	$321,755	$157,720
Audit-related fees	8,200	—
Tax fees	39,138	—
All other fees (1)	55,634	—

(1) All other fees consist of fees for professional services related to network security testing.

In accordance with our internal policies, all fees related to services rendered by our independent accountants are required to be approved by our audit committee.  In addition, all of the services described above in this Item 14 for the year ended December 31, 2003 have been approved by our audit committee.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as a part of this report:

(1)                                  Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)                                  Exhibits:

1.1*	Purchase Agreement, dated February 19, 2003, between The Old Evangeline Downs, L.L.C. and Jefferies & Company, Inc.

2.1*

Purchase Agreement, dated June 27, 2001, by and among Peninsula Gaming Partners, LLC., a Delaware limited liability company, The Old Evangeline Downs, LC, a Louisiana limited company and BIM3 Investments, a Louisiana partnership.

2.2*

First Amendment to Purchase Agreement, dated January 1, 2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, LC, a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company.

3.1*	Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C., dated as of February 19, 2003.

3.2*	Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of January 30, 2003, between The Old Evangeline Downs, L.L.C. and OED Acquisition, LLC.

3.3*	First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of May 21, 2003

3.4*	Certificate of Incorporation of The Old Evangeline Downs Capital Corp.

3.5*	By-laws of The Old Evangeline Downs Capital Corp.

4.1*	Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corporation and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corporation and Jefferies & Company, Inc.

4.3*	Form of 13% Senior Secured Note due 2010

5.1*	Opinion of Mayer, Brown, Rowe & Maw LLP

8.1*	Tax Opinion of Mayer, Brown, Rowe & Maw LLP

10.1*

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC).

10.2*	Standard Form of Agreement between Owner and Contractor, dated February 25, 2003, by and between The Old Evangeline Downs, L.L.C. and W.G. Yates & Sons Construction Company.

10.3*	Standard Form of Agreement between Owner and Architect and Standard Form of Architect’s

Services, dated January 31, 2003, by and between The Old Evangeline Downs, L.L.C. and KGA Architecture.

10.4**

Cash Collateral and Disbursement Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corporation, U.S. Bank National Association and Abacus Project Management, Inc.

10.5**	Loan and Security Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc.

10.6**	Stock Pledge Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Wells Fargo Foothill, Inc.

10.7**	Intercreditor Agreement, dated as of June 24, 2003, by and among U.S. Bank National Association and Wells Fargo Foothill, Inc.

10.8**

Intercompany Subordination Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC and Wells Fargo Foothill, Inc.

10.9**

Management Fees Subordination Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and Wells Fargo Foothill, Inc.

10.10**	Collateral Access Agreement, dated as of June 24, 2003, by and among Beau Se Jour Company, L.L.C., The Old Evangeline Downs, L.C. and Foothill Capital Corporation.

10.11**	Bank One Deposit Account Control Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., Wells Fargo Foothill, Inc., U.S. Bank National Association and Bank One, NA.

10.12**

American Trust Deposit Account Control Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., Wells Fargo Foothill, Inc., U.S. Bank National Association and American Trust and Savings Bank.

12.1†	Computation of ratio of earnings to fixed charges

14.1†	Code of Ethics

21.1†	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche, LLP dated July 7, 2003

23.2*	Consent of Mayer, Brown, Rowe & Maw LLP (included in Exhibit 5.1)

24.1**	Power of Attorney (included as part of signature page hereto)

25.1*	Form T-1 of Trustee under Indenture.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

99.1*	Form of Letter of Transmittal

99.2*	Form of Notice of Guaranteed Delivery

99.3*	Form of Letter to Clients

99.4*	Form of Letter to DTC Participants

†                  Filed herewith.

*                 Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-105587) of The Old Evangeline Downs, L.L.C. and The Old Evangeline Downs Capital Corp. on May 27, 2003.

**          Previously filed as an exhibit to the registration statement on Amendment No.1 to Form S-4 (Registration Number 333-105587) of The Old Evangeline Downs, L.L.C. and The Old Evangeline Downs Capital Corp. on July 15, 2003.

(b)                                 Reports on Form 8-K.

On March 17, 2004, the Company filed a current report on Form 8-K dated March 9, 2004, in which the Company announced that it had commenced a tender offer and consent solicitation with respect to the OED Notes, intended to refinance its existing debt with the proceeds of a note offering, and disclosed certain information to potential investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 30, 2004.

THE OLD EVANGELINE DOWNS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

THE OLD EVANGELINE DOWNS CAPITAL CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
President and Treasurer

By:	/s/ Michael S. Luzich
Michael S. Luzich
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

PENINSULA GAMING PARTNERS, LLC
Managing Member of The Old Evangeline Downs, L.L.C.

Date: March 30, 2004	By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager

Date: March 30, 2004	By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

Date: March 30, 2004	By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager of Peninsula Gaming Partners

Date: March 30, 2004	By:	/s/ Andrew R. Whittaker
Andrew R. Whittaker
Manager of Peninsula Gaming Partners

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF THE OLD EVANGELINE DOWNS, L.L.C.

Independent Auditors’ Reports	F-2

Consolidated Balance Sheets at December 31, 2003 and December 31, 2002 (Successor)	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2003 and the period August 31, 2002 through December 31, 2002 (Successor) and the period January 1, 2002 through August 30, 2002 and the Year ended December 31, 2001 (Predecessor)

F-5

Consolidated Statements of Changes in Members’ Equity (Deficit) for the Year Ended December 31, 2003 and the period August 31, 2002 through December 31, 2002 (Successor) and the period January 1, 2002 through August 30, 2002 and the Year ended December 31, 2001 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and the period August 31, 2002 through December 31, 2002 (Successor) and the period January 1, 2002 through August 30, 2002 and the Year ended December 31, 2001 (Predecessor)

F-7

Notes to Consolidated Financial Statements	F-8

Schedule II: Valuation and Qualifying Accounts	F-20

INDEPENDENT AUDITORS’ REPORT

To the Members of

The Old Evangeline Downs, L.L.C.

Opelousas, Louisiana

We have audited the accompanying consolidated balance sheets of The Old Evangeline Downs, L.L.C. (a wholly-owned subsidiary of OED Acquisition, LLC) and subsidiaries (the “Successor Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for the year ended December 31, 2003 and the period August 31, 2002 through December 31, 2002. Our audits also included the financial statement schedule listed in the Index to the Financial Statements at F-20. These financial statements and financial statement schedule are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Old Evangeline Downs, L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period August 31, 2002 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa

March 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Members of
The Old Evangeline Downs, L.C.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of operations, changes in members’ equity (deficit), and cash flows for the period January 1, 2002 through August 30, 2002 and the year ended December 31, 2001 of The Old Evangeline Downs, L.C. (the “Predecessor Company”). Our audits also included the financial statement schedule listed in the Index to the Financial Statements at F-20.  These financial statements and financial statement schedule are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company operations and its cash flows for the period January 1, 2002 through August 30, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, in 2002 the Predecessor Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Accounting Standard No. 142 Goodwill and Other Intangible Assets.

Cedar Rapids, Iowa
March 10, 2004

THE OLD EVANGELINE DOWNS, L.L.C.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

	December 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$8,502,654	$962,652
Restricted cash-purse settlements	1,589,125	840,366
Restricted investments	15,778,883
Accounts receivable	229,099	176,120
Interest receivable	173,034
Inventory	290,107	29,736
Prepaid expenses	244,446	48,885
Total current assets	26,807,348	2,057,759
RESTRICTED CASH-RACINO PROJECT	20,013,291
PROPERTY AND EQUIPMENT, NET	87,463,052	8,796,268
OTHER ASSETS:
Deferred financing costs, net of amortization of $1,335,172 and $339,937, respectively	10,185,806	484,851
Other intangibles	32,257,963	31,329,834
Deposits and other assets	87,767	73,131
Total other assets	42,531,536	31,887,816
TOTAL	$176,815,227	$42,741,843

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,168,027	$1,237,603
Construction payable-St. Landry Parish	20,156,591	2,376,494
Purse settlement payable	1,589,125	846,778
Accrued payroll and payroll taxes	1,219,000	131,170
Accrued interest	5,472,306	327,953
Other accrued expenses	2,067,312	187,253
Current maturity of long-term debt	3,498,222
Accounts payable to DJL and OEDA	4,855,204	3,038,992
Notes payable		4,500,000
Term loan payable		8,300,000
Note payable to parent		7,325,000
Total current liabilities	41,025,787	28,271,243
LONG-TERM LIABILITIES:
13% Senior secured notes, net of discount	120,923,436
Senior secured facility	5,104,301
FF&E credit facility	9,921,557
Notes payable	3,511,654
Other accrued expenses	800,000
Total long-term liabilities	140,260,948
Total liabilities	181,286,735	28,271,243

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY (DEFICIT)
Common members’ interest	15,232,056	15,232,056
Accumulated deficit	(19,703,564)	(761,456)
Total members’ equity (deficit)	(4,471,508)	14,470,600
TOTAL	$176,815,227	$42,741,843

See notes to consolidated financial statements.

THE OLD EVANGELINE DOWNS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD AUGUST 31 TO
DECEMBER 31, 2002 (SUCCESSOR COMPANY)

THE PERIOD JANUARY 1 TO AUGUST 30, 2002 AND THE YEAR ENDED DECEMBER 31, 2001
(PREDECESSOR COMPANY)

	Successor		Predecessor
	2003	Period from August 31 through December 31, 2002	Period from January 1 through August 30, 2002	2001
REVENUES:
Casino	$3,227,477
Racing	17,773,481	$3,947,568	$13,349,589	$18,211,237
Food and beverage	1,538,374	185,215	971,238	1,113,044
Other	167,361
Less promotional allowances	(209,147)
Total net revenues	22,497,546	4,132,783	14,320,827	19,324,281
EXPENSES:
Casino	1,908,730
Racing	14,646,351	3,224,763	10,725,678	14,364,494
Food and beverage	1,500,065	187,438	886,708	1,131,499
Other	59,934
Selling, general and administrative	3,277,507	490,466	1,169,074	1,714,532
Depreciation and amortization	823,944	77,806	138,166	655,194
Pre-opening expense	3,256,963
Management fee	480,000	160,000	64,644
Litigation settlement	1,600,000
Relocation expense				404,738
Impairment charges on long-lived assets				4,361,134
Total expenses	27,553,494	4,140,473	12,984,270	22,631,591

INCOME (LOSS) FROM OPERATIONS	(5,055,948)	(7,690)	1,336,557	(3,307,310)

OTHER INCOME (EXPENSE):
Earnings from equity affiliate	58,862
Interest income	440,003	(4,979)	9,243	10,720
Interest expense, net of amounts capitalized	(14,151,163)	(748,787)	(769,163)	(1,121,835)
Total other expense	(13,711,160)	(753,766)	(759,920)	(1,052,253)

NET INCOME (LOSS) TO COMMON MEMBERS’ INTEREST	$(18,767,108)	$(761,456)	$576,637	$(4,359,563)

See notes to consolidated financial statements.

THE OLD EVANGELINE DOWNS, L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD AUGUST 31 TO
DECEMBER 31, 2002 (SUCCESSOR COMPANY)

THE PERIOD JANUARY 1 TO AUGUST 30, 2002 AND THE YEAR ENDED DECEMBER 31, 2001 (PREDECESSOR COMPANY)

PREDECESSOR TOTAL MEMBERS’ EQUITY (DEFICIT)

BALANCE, DECEMBER 31, 2000	$(1,541,083)
Net loss to common members’ interest	(4,359,563)

BALANCE, DECEMBER 31, 2001	(5,900,646)
Net income to common members’ interest	576,637

BALANCE, AUGUST 30, 2002	$(5,324,009)

	SUCCESSOR COMMON MEMBERS’ INTEREST	SUCCESSOR ACCUMULATED DEFICIT	SUCCESSOR TOTAL MEMBERS’ EQUITY
BALANCE, AUGUST 31, 2002	$15,232,056		$15,232,056
Net loss to common members’ interest		$(761,456)	(761,456)
BALANCE DECEMBER 31, 2002	15,232,056	(761,456)	14,470,600
Net loss to common members’ interest		(18,767,108)	(18,767,108)
Member distributions		(175,000)	(175,000)
BALANCE DECEMBER 31, 2003	$15,232,056	$(19,703,564)	$(4,471,508)

See notes to consolidated financial statements.

THE OLD EVANGELINE DOWNS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD AUGUST 31 TO
DECEMBER 31, 2002 (SUCCESSOR COMPANY)

THE PERIOD JANUARY 1 TO AUGUST 30, 2002 AND THE YEAR ENDED DECEMBER 31, 2001 (PREDECESSOR COMPANY)

	Successor		Predecessor
	2003	Period from August 31 through December 31, 2002	Period from January 1 through August 30, 2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,767,108)	(761,456)	$576,637	$(4,359,563)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	823,944	77,806	138,166	655,194
Amortization of deferred financing costs and bond discount	1,974,401	339,937
Loss on sale of assets				12,801
Impairment charge on long-lived assets				4,361,134
Changes in operating assets and liabilities:
Restricted cash	(748,759)	(832,297)	1,093,687	(24,426)
Receivables	(226,013)	1,305,897	(1,394,560)	33,489
Inventory	(260,371)	11,105	5,439	(2,782)
Prepaid expenses and other assets	(210,197)	87,334	(97,903)	(62,339)
Accounts payable	2,124,402	580,388	(255,764)	(27,414)
Accrued expenses	6,844,704	260,949	390,424	(154,141)
Accounts payable to DJL and OEDA	1,641,211
Litigation settlement	1,200,000
Net cash flows from operating activities	(5,603,786)	1,069,663	456,126	431,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs	(1,781,746)	(438,932)	(269,680)
Racino project development costs	(55,303,006)	(4,280,112)	(382,159)
Restricted cash-racino project	(20,013,291)
Purchase of restricted investments	(23,922,971)
Maturity of restricted investments	8,144,088
Purchase of property and equipment	(710,981)	(75,602)	(54,289)	(68,621)
Net cash flows from investing activities	(93,587,907)	(4,794,646)	(706,128)	(68,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11,516,099)	(316,206)
Principal payments on debt	(20,125,000)	(150,000)
Principal payments on debt to related party			(90,987)	(411,230)
Proceeds from senior secured notes	120,736,000
Proceeds from senior credit facility	5,104,301
Proceeds from FF&E credit facility	12,532,493
Proceeds from notes payable		4,500,000
Net cash flows from financing activities	106,731,695	4,033,794	(90,987)	(411,230)

NET INCREASE (DECREASE) IN CASH	7,540,002	308,811	(340,989)	(47,898)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	962,652	653,841	994,830	1,042,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,502,654	$962,652	$653,841	$994,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$8,594,283	$267,995	$432,812	$1,125,262
Cash paid during the year for income taxes				$123,043

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but not paid	$19,681,300	$2,376,494
Property and equipment purchased in exchange for indebtedness	$4,398,940
Exchange of Private OED Notes for Registered OED Notes	$123,200,000
Push down of OEDA note payable to PGP		$7,325,000
Assignment from OEDA of term loan payable to Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation)		$8,450,000
Push down of OEDA intercompany accounts payable to DJL		$2,484,140
Push down of deferred financing costs, Racino Project development costs, and business acquisition and licensing costs paid by OEDA		$2,934,140

See notes to consolidated financial statements

THE OLD EVANGELINE DOWNS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

In 2002, The Old Evangeline Downs, L.C. was purchased by OED Acquisition, LLC (“OEDA”), a wholly-owned subsidiary of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) (“DJL”) and was renamed The Old Evangeline Downs, L.L.C. (the “LLC”), a Louisiana limited liability company (the “Company”). Unless the context requires otherwise, references to the “Company,” “we,” “us” or “our” refer to The Old Evangeline Downs, LLC. We are wholly owned by OED Acquisition, LLC, a Delaware limited liability company (“OEDA”). The Old Evangeline Downs Capital Corp. is a wholly owned subsidiary of us which has no assets or operations and was formed solely to facilitate the offering by us of our 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”). We currently own and operate the Evangeline Downs Racetrack and Casino, or racino.  Our new racino in Opelousas has a Southern Louisiana Cajun roadhouse theme on the exterior, with a complementary regional Acadian atmosphere on the interior. The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 1,900 cars and 5 buses, and several dining options. Our dining options include a 312-seat Cajun Buffet, an 82-seat fine dining Evangeline restaurant, a 192-seat Lagniappe food court and a 202-seat Mojos sports bar with an additional 98-seat screened patio, in addition to a raised bar and lounge area with 120 seats, known as Zydeco’s, occupying the center of our casino floor. We expect to complete construction of a one-mile dirt track with an inner 7/8-mile turf track, stables for 920 horses, a grandstand and clubhouse with seating for 1,436 patrons, and apron and patio space for an additional 3,000 patrons in the second half of 2004 for remaining capital expenditures of $17.5 million as of December 31, 2003. Pending completion of our new horse racetrack, horse racing operations are conducted at our nearby pari-mutuel wagering complex in Lafayette, Louisiana, whose operations will be transferred to our new horse racetrack upon completion. Our operations also include two off-track betting parlors (“OTB”), one in New Iberia, and one in Port Allen, Louisiana. Our OTB in Port Allen, located on Interstate 10 across the Mississippi River from Baton Rouge, Louisiana, also operates 100 video poker machines.

Predecessor Companies for the period January 1 to August 30, 2002 and the year ended 2001-The accompanying consolidated financial statements include the consolidated accounts of The Old Evangeline Downs, L.C. (the “L.C.”). The L.C. was organized as a limited liability company under the provisions of the laws of the State of Louisiana in October 1994 for the purpose of both acquiring through the Bankruptcy Plan of Reorganization, and operating the Evangeline Downs Racetrack.

Racino Development

In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, we completed a private placement of $123.2 million 13% Senior Secured Notes due 2010 with Contingent Interest (the “Private OED Notes”). On September 10, 2003, we exchanged the Private OED Notes for notes registered with the Securities and Exchange Commission otherwise identical in all respects to the Private OED Notes (the “Registered OED Notes,” and together with the Private OED Notes, the “OED Notes”).

The construction and development of the racino project is expected to be completed in two phases. The first phase involves the construction of the casino and related casino amenities which was substantially completed and opened to the public on December 19, 2003. Construction of the second phase, which involves the construction of the horse racetrack and related facilities, is currently underway. We expect to begin scheduling live racing meets at the racino in December 2004, at which time we expect to cease operations at our existing horse racetrack.

The total remaining capital expenditures expected to complete the racino project as of December 31, 2003 is approximately $17.5 million. The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under our $15.0 million senior secured credit facility, (iii) available borrowings under our $16.0 million furniture, fixtures and equipment financing facility and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 4 for further information about the OED Notes, the senior credit facility and the furniture, fixtures and equipment financing facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation-The consolidated financial statements include the financial information of the Company and our wholly-owned direct subsidiary The Old Evangeline Downs Capital Corp. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents-We consider all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Restricted cash represents amounts for purses to be paid during the live meet racing season. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Restricted Investments-As of December 31, 2003, we had approximately $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments have been classified as held-to-maturity and have contractual maturities of $8.0 million on both February 15, 2004 and August 15, 2004. Proceeds from the maturity of these investments will be used to help make payments of fixed interest on the OED Notes due March 1, 2004 and September 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among us, U.S. Bank National Association (as trustee and disbursement agent) and an independent construction consultant (the “Cash Collateral and Disbursement Agreement”).

Inventories-Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash-Racino Project-”Restricted cash-racino project” represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of December 31, 2003, we had $14.4 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes, $5.0 million in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts are invested in cash or securities that are readily convertible to cash.

Property and Equipment-Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20-40 years
Building and building improvements	9-40 years
Furniture, fixtures and equipment	3-10 years
Computer equipment	3-5 years
Vehicles	5 years

*We currently lease the land on which the building and leasehold improvements associated with the old racetrack are located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day we open a new racetrack facility for business in St. Landry Parish, Louisiana.

Long-Lived Assets-Effective January 1, 2002, we assessed the impairment of long-lived assets, excluding goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This new pronouncement also amends ARB No. 51 “Consolidated Financials Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. We evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations for the years ended December 31, 2003 and 2002.

Capitalized Interest-We capitalize interest costs associated with debt incurred in connection with the racino project. When debt is specifically identified as being incurred in connection with the development of the racino project, we capitalize interest on amounts expended on the racino project at our average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized during 2003 was $2.2 million and during the period August 31, 2002 through December 31, 2002 was $0.1 million.

Deferred Financing Costs-Costs associated with the issuance of debt (see Note 4) have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method.

Goodwill and Other Intangible Assets-Prior to the purchase of the predecessor company by the successor company during 2002, the predecessor company had goodwill associated with the predecessor company’s adoption of “fresh-start” reporting in 1994.  The goodwill was being amortized on a straight line basis over a period of 15 years.  Upon the predecessor company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, amortization of the goodwill ceased.  Assuming the non-amortization provision of SFAS No. 142 had been adopted at the beginning of 2001, the predecessor company’s net loss to common members interest would have been $(3,933,736).

At December 31, 2003 and 2002, Other Intangible Assets consists of licensing costs and the acquired tradename associated with the purchase of the Company. As of December 31, 2003, we had recorded approximately $3.8 million on our balance sheet for directly related legal and other incremental costs associated with the acquisition of the Company and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 “Business Combinations” and SFAS No. 142. Intangible assets of $28.4 million acquired as part of the acquisition were identified and valued as follows (in millions):

Slot Machine and Electronic Video Game Licenses	$24.6
Tradename	$2.5
Horse Racing Licenses	$1.3
Total	$28.4

For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at such valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and our historical results of operations. A value was also derived for the tradename using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of our racing or gaming licenses due to regulatory matters, changes to our tradename or the way our tradename is used in connection with our business and regulatory changes that could adversely affect our business by, for example, limiting or reducing the number of slot machines or video poker machines that we are permitted to operate.

Construction Payable-St. Landry Parish-At December 31, 2003 and 2002, we had $20.2 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

Financial Instruments-The carrying amount for financial instruments included among cash and cash equivalents, accounts receivable, restricted cash, accounts payable and security deposits approximates their fair value based on the short maturity of those instruments.

Revenue Recognition-In accordance with common industry practice, our casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

Promotional Allowances-Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department were $71,222 and $792 for food and beverage and other, respectively, in 2003.

Income Taxes-We are a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of our taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

Concentrations of Risk-The Company’s customer base consists of southwest Louisiana. Although we are directly affected by the economic viability of the area, management does not believe significant risk exists at December 31, 2003.

The Company maintains deposit accounts at two banks. At December 31, 2003 and 2002, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.

Reclassifications-Certain prior year amounts have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards-In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our results of operations or financial position for the year ended December 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact our financial position or net income.

In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable loss without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and the Company is deemed the primary beneficiary. The effective date for the adoption of FIN 46 for interests in VIEs created prior to February 1, 2003 was July 1, 2003 and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The adoption of FIN 46 did not impact our financial position or net loss available to common members’ interest.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not impact our financial position or net loss available to common members’ interest.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

	2003	2002
Land and land improvements	$12,886,570	$310,000
Building and improvements	45,611,018	1,822,508
Furniture, fixtures and equipment	21,212,716	1,169,935
Computer equipment	4,603,839
Vehicles	70,571
Construction in progress	5,864,340	7,455,885
Subtotal	90,249,054	10,758,328
Accumulated depreciation	(2,786,002)	(1,962,060)
Property and equipment, net	$87,463,052	$8,796,268

* In December 2001, we recorded property impairment charges of $4,361,134 related to our horse racing facility, see Note 10.

4.  DEBT

Debt at December 31 is summarized as follows:

	2003	2002
13% Senior Secured Notes due March 1, 2010 with Contingent Interest, net of discount of $2,276,564, secured by certain assets of the Company.	120,923,436

$15.0 million Loan and Security Agreement with Wells Fargo Foothill, Inc., interest rate at Prime + 2.50% (current rate of 6.5%), maturing June 24, 2006, secured by certain assets of the Company.	5,104,301

$16.0 million Loan and Security Agreement with Wells Fargo Foothill, Inc., interest rate at Prime + 2.50% (current rate of 6.5%), due in 48 equal monthly principal payments beginning on March 1, 2004, secured by certain assets of the Company.	12,532,493

Promissory note payable to third party, interest at 4.75% payable monthly in arrears, annual principal payments of $550,000 due each October beginning in 2004, secured by mortgage on certain real property of the Company.	3,850,000

Note payable to IGT, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment due July 1, 2005, secured by certain assets of the Company.	548,940

Term loan with Foothill Capital Corporation, interest at Prime + 3.75%, however, at no time shall the interest rate be lower than 7.5% (current rate of 8.0%), maturing the earlier of (a) June 30, 2003 or (b) the date on which we consummate our financing of the racino project, secured by substantially all the assets of the Company.		8,300,000

Note payable to PGP, issued by OEDA, interest rate of 7% until January 31, 2003, thereafter 8% until February 28, 2003, thereafter 9% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the racino project, maturing on June 30, 2003.		7,325,000

Note payable to WET2, interest rate of 7% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the racino project, maturing on June 30, 2003.		4,500,000
Total debt	142,959,170	20,125,000
Less current portion	(3,498,222)	(20,125,000)
Total long term debt	$139,460,948	$0

On February 25, 2003, we completed the private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest will accrue on the OED Notes beginning in the first full fiscal year after the casino begins operations. The amount of contingent interest will be equal to 5.0% of our cash flow for the applicable period, subject to certain limitations. We may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes.

At the end of each six-month period after the casino portion of the racino begins operations, we are required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of our excess cash flow for such period (if any) and (ii) the then available balance in an excess cash flow account, which account at any time shall not exceed $10.0 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that we make an offer to purchase OED Notes with the funds in the excess cash flow account subject to certain limitations, including that we shall not be required to make more than one offer at any one time. All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of our current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the OED Notes which have been deposited into our construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at our option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of us and our subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. At December 31, 2003, we were in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the OED Notes), each holder of OED Notes will have the right to require us to purchase all or a portion of such holder’s OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On June 24, 2003, we entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the “Credit Facility”). The Credit Facility was amended by the parties thereto on September 22, 2003, December 10, 2003 and December 24, 2003 (the “Credit Facility Amendments”). Our obligations under the Credit Facility are secured by a lien on substantially all of our and our subsidiaries’ current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of our capital stock. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the Credit Facility is senior to the lien on such collateral securing the OED Notes.

The Credit Facility consists of a revolving credit facility which permits us to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the Credit Facility Amendments, we had the ability to borrow up to $8.5 million (less amounts outstanding under letters of credit) at any one time outstanding during the period before the date that the casino portion of the racino was completed and, among other things, is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the “Phase I Completion Date”). All requirements under the definition of the Phase I Completion Date were met on January 9, 2004. For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the “Second Anniversary”), the total amount of credit that will be available to us will be the lesser of $15.0 million and a specified borrowing base (the “Borrowing Base”). For the purposes of the Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by us in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of our and our subsidiaries’ operations and assets. After the Second Anniversary, the total amount of credit that will be available to us will be the greater of (i) the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At December 31, 2003, we had outstanding borrowings of $5.1 million and outstanding letters of credit of $3.2 million under the Credit Facility.

All revolving loans and letters of credit issued under the Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. Our borrowings under the Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the Credit Facility, we are also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At December 31, 2003, we were in compliance with all such covenants.

Concurrently with the closing of the Credit Facility, the trustee under the indenture for the OED Notes (as secured party) entered into an intercreditor agreement with Wells Fargo Foothill, Inc. as the lender under such credit facility, providing, among other things, that the lien securing the indebtedness under the Credit Facility is senior to the lien securing the indebtedness under the OED Notes (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts are security only for the OED Notes).

On September 22, 2003, we entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the “FF&E Facility”). Under the FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. Our obligations under the FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At December 31, 2003, we had outstanding borrowings of $12.5 million under the FF&E Facility.

Loans under the FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. Our borrowings under the FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At December 31, 2003 we were in compliance with all such covenants.

In October 2003, we entered into a purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this purchase agreement was financed by the seller with us issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, seller agrees to release one of the remaining parcels from the mortgage.

In March 2003, we entered into a participation agreement with a third party operator to own and operate 100 video poker machines at our OTB in Port Allen, Louisiana. In December 2003, we obtained our license to own and operate video poker machines. In accordance with the participation agreement, we assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

Concurrently with the issuance of the OED Notes, our obligations under the Term Loan, the PGP Note and the WET2 Note were repaid in February 2003.

5.  LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (“LHBPA”) filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, we entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires us to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006.

In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we recorded an expense and related accrual of $1.6 million in the financial statements as of December 31, 2003. Of the total $1.6 million accrual, $0.4 million was paid in March 2003, $0.4 million has been included in “Other accrued expenses” in the “Current Liabilities” section with the remaining $0.8 million recorded under “Other accrued expenses” in the “Long-term liabilities” section of the Consolidated Balance Sheet.

6.  EMPLOYEE BENEFIT PLAN

On June 1, 2002, we implemented a new 401(k) Plan that covers any employee who wishes to participate, who was over age 21 and has given one year of service to the Company. Contributions to the plan made by the employees are limited to 60% of their compensation and are partially matched by the Company based on a formula providing for 50% matching on the first 4% of compensation contributed. Our contributions to the plan for the year ended December 31, 2003, the period August 31, 2002 to December 31, 2002 the period June 1, 2002 (date of plan implementation) to August 30, 2002 were $21,673, $5,954 and $3,635, respectively.

During 2001 and through February 2002, we participated in a profit sharing 401(k) Plan sponsored by the Moody Company which was implemented during 1996 that covered any employee who wished to participate, who was over age 21 and had given one year of service to the Company. Contributions to the plan made by the employees were limited to 15% of their compensation and were partially matched by the Company based on a formula providing for 1) 50% matching on the first 4% of compensation, and 2) an optional contribution of up to 15% of compensation, based on an annual decision of the Company’s managers. Our contributions to the plan were $2,995 and $18,895 for the period January 1 through the end of the Company’s participation in the plan in February 2002 and the year ended December 31, 2001, respectively.

7.  LEASING ARRANGEMENTS

Ground Lease-Lafayette-We currently lease the land on which the current racetrack is located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day we open a new racetrack facility for business in St. Landry Parish, Louisiana.

New Iberia-We are under a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the year ended December 31, 2003, the period August 31 through December 31, 2002, the period January 1 through August 30, 2002 and the year ended December 31, 2001, we paid $60,000, $20,000, $40,000 and $60,000, respectively, in rent for the New Iberia off-track betting parlor.

Pari-Mutuel Processing Equipment-We entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment. Additionally, the lease agreement provides us with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. We pay 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, we must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In 2003, we had 87 live meet racing days and 223 off-track betting days. We paid $466,923, $116,308 , $308,972 and $429,357 during the year ended December 31, 2003, the period August 31 through December 31, 2002, the period January 1 through August 30, 2002 and the year ended December 31, 2001, respectively, related to the pari-mutuel processing equipment lease.

In 2004, we are scheduled to run 116 live meet racing days and 249 off-track betting days. The total minimum rental payments for the lease mentioned in the preceding paragraph assuming 116 live meet racing days and 249 off-track betting days for each of the years ended December 31 are summarized as follows:

2004	$512,550
2005	512,550
2006	51,750
$1,076,850

We lease various other equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $1,600 to $2,553 and certain other gaming machines require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2007. Rent expense was $211,721, $8,208, $9,718 and $32,091 during the year ended December 31, 2003, the period August 31 through December 31, 2002, the period January 1 through August 30, 2002 and the year ended December 31, 2001, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:

2004	$47,110
2005	30,630
2006	30,630
2007	12,763
$121,133

8.  COMMITMENTS AND CONTINGENCIES

On June 25, 2002, Peninsula Gaming Partners, LLC, a Delaware limited liability company which holds all of the membership interests of DJL (“PGP”) entered into an agreement with William E. Trotter, II (“Trotter”) and William E. Trotter, II Family L.L.C., a Louisiana limited liability company (“WET2LLC”) to acquire (i) all of Trotter’s interests in two promissory notes issued by us in connection with DJL’s acquisition of us, and (ii) all of Trotter’s membership interests owned by WET2LLC (together, the “Trotter Purchase”). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by our racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public.

We are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

9.  TRANSACTIONS WITH RELATED PARTIES

During 2003, we had accrued member distributions of $175,000 payable to OEDA. This amount was paid in January 2004.

At December 31, 2003 and 2002, the Company had accrued interest recorded of $330,209 payable to OEDA primarily related to OEDA’s purchase of a 50% interest in our long-term notes payable on February 15, 2002. Interest was accrued from the date of purchase of the notes until August 30, 2002, at which time the interest in the notes was converted to members’ equity of the Company.

At December 31, 2003 and 2002, we had intercompany accounts payable to DJL of $3,645,351 and $2,484,140 related to Racino Project development costs paid by DJL on behalf of us.

Management Services Agreement - In 2002, the Company entered into a management services agreement (“MSA”) with DJL and OEDA (together the “Operator”). Pursuant to the terms of that agreement, the Operator will manage and operate our existing horse racetrack and design, develop, construct, manage and operate the new racino and provide certain pre-opening services in connection therewith. Under the management services agreement, the Operator is entitled to receive a pre-opening service fee equal to $40,000 per month, retroactive to June 27, 2001 which is not required to be paid until the earlier to occur of commencement of the operations of the casino or the Operating Deadline (as defined in the MSA and applicable to the casino). The Operator is also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to tax preparation, accounting, legal and administrative fees and expenses incurred in connection with the Operator’s ownership of us. The Operator will also receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•                  3.0% of the first $25.0 million of EBITDA (as defined below);

•                  4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

•                  5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement shall not be deducted.

The management services agreement will terminate on the later of (i) the date that is eight years after the first date a revenue paying customer is admitted to the new racino and (ii) the date of sale by DJL of its beneficial ownership of the Company’s membership interests.

During the year ended December 31, 2003, the period August 31 to December 31, 2002 and the period January 1 to August 30, 2002, we accrued management fee expenses of $480,000, $160,000 and $64,644, respectively.

Certain members of the Company are also managers of PGP.  Due to these relationships, those individuals may indirectly receive money from us for management fees and other amounts paid by us to DJL.

During the period August 31 through December 31, 2002, the period January 1 through August 30, 2002 and the year ended December 31, 2001, interest was paid to Moody-Trotter Investments and William E. Trotter in the amount of $96,156, $432,812 and $1,125,262, respectively.

10.  IMPAIRMENT CHARGE

In connection with our assessment of the events enumerated in Note 1 surrounding the Racino Project, a review was performed of the carrying values of long-lived assets, including the recorded balance of the line item “Other intangibles”. We determined that the sale of a 50% interest of the Company to OEDA, which was consummated on February 15, 2002, significantly changed the time period over which the horse racing facility in Lafayette, Louisiana would be used. This review was performed pursuant to the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. As a result of this review, we recorded a charge of $4,361,134 in 2001 to record the related assets at fair value based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

11.  SUBSEQUENT EVENTS (UNAUDITED)

On March 11, 2004, the Company and DJL announced that they intend to refinance the OED Notes and DJL’s 12 1/4 % Senior Secured Notes due 2006 (the “Peninsula Notes”) with a proposed offering of $230 million (which subsequently has been increased to $233 million) of senior secured notes due 2012 and a new credit facility.  As part of this note offering, they are also seeking requisite regulatory approvals to effect a series of corporate transactions, including the creation of a new holding company to be the new direct parent of the Company and DJL and a co-issuer of the new senior secured notes.  In the event regulatory approval of the corporate transactions is not obtained, the Company and DJL will still consummate the note offering and use the proceeds of the offering to repurchase and redeem the OED Notes and Peninsula Notes, respectively.  In such event, however, they will not at such time effect the corporate transactions or enter into the new credit facility.

On March 9, 2004, the Company commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in the Company’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004 (the “Statement”).  As of March 19, 2004, the expiration date of the consent solicitation, the Company had received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes, which consents and tenders are irrevocable subject to certain limited exceptions set forth in the Statement.  The tender offer is scheduled to expire on April 5, 2004, unless extended or earlier terminated.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2003 Quarters Ended
	(Dollars in Thousands)
	March 31	June 30	September 30	December 31
Net revenues	$3,817	$6,333	$5,542	$6,806
Income from Operations	(1,432)	4	(640)	(2,988)
Net income (loss)	$(3,653)	$(3,858)	$(4,489)	$(6,767)

	2002 Quarters Ended
	(Dollars in Thousands)
	March 31	June 30	September 30	December 31
Net revenues	$3,710	$6,222	$5,348	$3,174
Income from Operations	447	582	271	29
Net income (loss)	$182	$323	$(156)	$(534)

SCHEDULE II

THE OLD EVANGELINE DOWNS, L.L.C

For the Year Ended December 31, 2003 and the Period from August 31, 2002 through December 31, 2002 (Successor Company) and the Period from January 1, 2002 through August 30, 2002 and the Year Ended December 31, 2001 (Predecessor Company)

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$0	$35	$(35)	$0
Period August 31, 2002 through December 31, 2002:
Allowance for doubtful accounts	$0	$0	$(0)	$0
Period January 1, 2002 through August 30, 2002:
Allowance for doubtful accounts	$0	$0	$(0)	$0
Year ended December 31, 2001:
Allowance for doubtful accounts	$0	$0	$(0)	$0

(a)                                  Amounts written off.