Form 10-K/A
period 2003-12-31
OLD EVANGELINE DOWNS LLC; OLD EVANGELINE DOWNS CAPITAL CORP
filed 2004-04-01
CIK 1235660, 1235662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Explanatory Note

On March 30, 2004, The Old Evangeline Downs, L.L.C. and The Old Evangeline Downs Capital Corp. filed with the Securities and Exchange Commission their Annual Report on Form 10-K for the year ended December 31, 2003 (the “Initial 10-K”).  Subsequent to the filing of the Initial 10-K, omissions were discovered in the exhibit list in Item 15 of the Initial 10-K and an error was discovered in the Consolidated Statement of Operations included in the Consolidated Financial Statements of the Initial 10-K.  This Amendment No.1 corrects those omissions and error.  No other changes are included in this Amendment No. 1.

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

F-5

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements — see Index to Financial Statements appearing on page F-1.

(2)	Exhibits:

3.1

Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C., dated as of February 19, 2003—incorporated herein by reference to Exhibit 3.1 of the Company’s Form S-4 filed May 28, 2003. (With regard to applicable cross references in this report, the Company’s Current, Quarterly and Annual Reports are filed with the SEC under File No. 333-105587.)

3.2A

Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of January 30, 2003, between The Old Evangeline Downs, L.L.C. and OED Acquisition, LLC — incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-4 filed May 28, 2003.

3.2B

First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of May 21, 2003—incorporated herein by reference to Exhibit 3.3 of the Company’s Form S-4 filed May 28, 2003.

3.3	Certificate of Incorporation of The Old Evangeline Downs Capital Corp.—incorporated herein by reference to Exhibit 3.4 of the Company’s Form S-4 filed May 28, 2003.

3.4	By-laws of The Old Evangeline Downs Capital Corp.—incorporated herein by reference to Exhibit 3.5 of the Company’s Form S-4 filed May 28, 2003.

4.1

Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association—incorporated herein by reference to Exhibit 4.1 of the Company’s Form S-4 filed May 28, 2003.

4.2	Form of 13% Senior Secured Note due 2010—incorporated herein by reference to Exhibit 4.3 of the Company’s Form S-4 filed May 28, 2003.

10.1

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.1 of the Company’s Form S-4 filed May 28, 2003.

10.2

Standard Form of Agreement between Owner and Contractor, dated February 25, 2003, by and between The Old Evangeline Downs, L.L.C. and W.G. Yates & Sons Construction Company—incorporated herein by reference to Exhibit 10.2 of the Company’s Form S-4 filed May 28, 2003.

10.3

Standard Form of Agreement between Owner and Architect and Standard Form of Architect’s Services, dated January 31, 2003, by and between The Old Evangeline Downs, L.L.C. and KGA Architecture—incorporated herein by reference to Exhibit 10.3 of the Company’s Form S-4 filed May 28, 2003.

10.4	Cash Collateral and Disbursement Agreement, dated as of February 25, 2003, by and among

The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., U.S. Bank National Association and Abacus Project Management, Inc.—incorporated herein by reference to Exhibit 10.4 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.5A

Loan and Security Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.5B

First Amendment, dated September 22, 2003, to the Loan and Security Agreement, dated June 24, 2003, by among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc. —incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.6

Stock Pledge Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.6 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.7

Intercreditor Agreement, dated as of June 24, 2003, by and among U.S. Bank National Association and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.8

Intercompany Subordination Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.9

Management Fees Subordination Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.10

Collateral Access Agreement, dated as of June 24, 2003, by and among Beau Se Jour Company, L.L.C., The Old Evangeline Downs, L.L.C. and Foothill Capital Corporation. —incorporated herein by reference to Exhibit 10.10 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.11

Bank One Deposit Account Control Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., Wells Fargo Foothill, Inc., U.S. Bank National Association and Bank One, NA.—incorporated herein by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.12

American Trust Deposit Account Control Agreement, dated as of June 24, 2003, by and among The Old Evangeline Downs, L.L.C., Wells Fargo Foothill, Inc., U.S. Bank National Association and American Trust and Savings Bank—incorporated herein by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to Form S-4 filed July 15, 2003.

10.13

O.M. Participation Agreement and Addendum, dated as of March 25, 2003, by and among The Old Evangeline Downs, L.L.C. and O.M. Operating, L.L.C.—incorporated herein by reference to Exhibit 10.13 of the Company’s Amendment No. 2 to Form S-4 filed August 12, 2003.

10.14

Loan and Security Agreement, dated as of September 22, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.15

Intercompany Subordination Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.16

Management Fees Subordination Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

12.1	Computation of ratio of earnings to fixed charges.

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

25.1	Form T-1 of Trustee under Indenture—incorporated herein by reference to Exhibit 25.1 of the Company’s Form S-4 filed May 28, 2003.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on April 1, 2004.

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

PENINSULA GAMING PARTNERS, LLC
Managing Member of The Old Evangeline Downs, L.L.C.

Date: April 1, 2004	By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager

Date: April 1, 2004	By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

Date: April 1, 2004	By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager of Peninsula Gaming Partners

Date: April 1, 2004	By:	/s/ Andrew R. Whittaker
Andrew R. Whittaker
Manager of Peninsula Gaming Partners